Form 10-Q
period 1996-03-31
ROYAL GRIP INC
filed 1996-05-15
CIK 910568

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                     ---------------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0 - 22230

                                ROYAL GRIP, INC.

          Nevada                                         86-0615648

   (State or other jurisdiction of          (IRS employer identification number)
           incorporation)

                              444 West Geneva Drive
                              Tempe, Arizona 85282
                                 (602) 829-9000

               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has, been subject to the filing requirements for at least the past 90 days.
                             Yes  x                No
                                 ---                   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 1996).

                    Common stock, $.001 par value: 2,734,678

                              ROYAL GRIP, INC.
                                                                           Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets-                   3
                         March 31, 1996 and December 31, 1995


                    Condensed Consolidated Statements of Operations-         4
                         Three Months Ended
                         March 31, 1996 and March 31, 1995

                    Condensed Consolidated Statements of Cash Flows-         5
                         Three Months Ended
                         March 31, 1996 and March 31, 1995

                    Notes to Condensed Consolidated  Financial Statements    6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                        11

SIGNATURE                                                                   12

EXHIBITS

          11        Computation of Net Income (Loss) Per Share              13

Part I                    ROYAL GRIP, INC. AND SUBSIDIARY
Item 1
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               1996                     1995
                                                                             --------               -----------
                           ASSETS

Current assets:
     Cash and cash equivalents                                       $               -                $ 413,345
     Trade accounts receivable (net of allowance for
           doubtful accounts of  $272,055 and $227,070
           as of March 31, 1996 and March 31, 1995,
           respectively).                                                    2,832,791                1,864,012
     Income tax refund receivable                                              100,465                  101,139
     Inventories                                                             1,704,275                1,720,296
     Prepaid expenses and other current assets                                 152,685                  144,828
                                                                            ----------              -----------
           Total current assets                                              4,790,216                4,243,620
                                                                            ----------               ----------

Property and equipment, net                                                  5,461,177                6,258,292
Intangible assets, net                                                       1,038,671                1,083,240
Other assets                                                                    59,938                   58,675
                                                                           -----------                ---------
                                                                           $11,350,002              $11,643,827
                                                                             =========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                             $    350,000           $          -
     Current portion of long-term debt and capital leases                      129,322                  136,643
     Accounts payable and accrued expenses                                   1,597,482                1,671,626
                                                                            ----------              -----------
           Total current liabilities                                         2,076,804                1,808,269
                                                                            ----------               ----------

Long-term debt and capital leases, less current portion                        168,309                  161,422

Stockholders' equity:
     Preferred stock, par value $.001 per share.
        Authorized 5,000,000 shares; none issued
     Common stock, par value $.001 per share.
        Authorized 15,000,000 shares; issued and
        outstanding 2,734,678 shares at March 31, 1996
        and at March 31, 1995                                                    2,735                    2,735
     Additional paid-in capital                                             12,199,288               12,199,288
     Retained earnings (deficit)                                            (3,097,134)              (2,527,887)
                                                                             ----------           --------------
           Total stockholders' equity                                        9,104,889                9,674,136
                                                                            ----------               ----------
                                                                           $11,350,002              $11,643,827
                                                                            ==========               ==========

  See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended
                                                              March 31,

                                                       1996            1995
                                                     ---------      ----------
Net sales                                           $4,357,621      $4,484,077
Cost of goods sold                                   3,239,546       3,051,957
                                                     ---------     -----------
    Gross profit                                     1,118,075       1,432,120
Selling, general and administrative expenses         1,671,455       2,032,172
                                                     ---------     -----------
    Loss from operations                              (553,380)       (600,052)
Other expenses, net                                    (15,867)        (14,350)
                                                     ----------     -----------
    Loss before income tax benefit                    (569,247)       (614,402)
Income tax benefit                                        -           (245,400)
                                                     ----------     -----------
    Net loss                                         ($569,247)      $(369,002)
                                                     ==========     ===========
Net loss per share                                     ( $0.21)         ($0.13)
                                                     ==========     ===========
Shares used in net loss per share                    2,734,678       2,734,678
                                                     ==========     ===========




     See accompanying notes to condensed consolidated financial statements.
                                        4


                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         1996                    1995
                                                                                         ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           ($569,247)            ($369,002)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation and amortization                                                    435,371               490,882
         Loss on disposition of property and equipment                                      7,387                 4,635
         Decrease in deferred income taxes                                                      -              (245,400)
         Increase in trade accounts receivable                                           (968,779)             (832,971)
         Decrease in inventories                                                           16,021               708,547
         Increase in prepaid expenses and other current assets                             (7,183)             (369,633)
         Increase in other assets and intangibles                                         (16,025)              (15,794)
         Increase (Decrease) in trade accounts payable
         and accrued expenses                                                             (74,144)              176,764
                                                                                          --------            ---------
              Net cash used by operating activities                                    (1,176,599)             (451,972)
                                                                                       -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 (352,337)             (324,865)
     Proceeds from sale of property and equipment                                         766,025                      -
                                                                                         --------                -------
              Net cash provided by (used in) investing activities                         413,688              (324,865)
                                                                                          -------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                                    (7,606)               (6,739)
     Advances on notes payable                                                              7,172                      -
     Increase in revolving line of credit                                                 350,000                      -
                                                                                         --------               --------

              Net cash provided by (used in) financing activities                         349,566                (6,739)
                                                                                          -------             ---------
     Net decrease in cash                                                                (413,345)            ( 783,576)
     Cash at beginning of period                                                          413,345             1,193,909
                                                                                       ----------            ----------
     Cash at end of period                                                         $          -               $ 410,333
                                                                                    =============              ========
     See accompanying notes to condensed consolidated financial statements.

                                        5

                         ROYAL GRIP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation
         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

(2)      Inventories
                  Inventories consist of the following:
                                             March 31,                March 31,
                                               1996                    1995
                                             --------                 --------
                  Finished goods             $981,339                 $929,248
                  Work in process              51,821                   81,219
                  Raw materials               671,115                  397,771
                                          -----------              -----------
                                           $1,704,275               $1,408,238
                                           ==========               ==========

(3)      Property  and Equipment
         During the quarter ended March 31, 1996, the Company sold certain equipment which had a net book value of $765,478 at December 31, 1995. The Company used these proceeds to pay down its line of credit and for working capital.

(4)      Revolving line of credit
         The Company has a $1.2 million revolving line of credit with a commercial bank in Phoenix, Arizona. Amounts outstanding bear interest at the bank's prime rate of 8.25% on March 31, 1996. Interest is payable monthly and principal balances are due when the line expires on May 30, 1996. Alternatively, at the maturity date, the Company may pay up to $700,000 of the then outstanding portion in sixty equal monthly installments plus interest and the balance of the outstanding portion in full. At March 31, 1996, $350,000 was outstanding on the line. The revolving line of credit agreement contains debt covenants for which the Company was in compliance at March 31,1996.

(5)      Deferred Income Taxes
         The Company accounts for income taxes under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."
         No tax benefit is available in the first quarter of 1996 due to a l00% valuation allowance on the deferred tax asset. This will have the effect of reducing income tax expense in future periods in which the net operating loss carry forwards are realized.

Part I
Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:
                                                          Three Months Ended
                                                                 March 31,
                                                          ------------------
                                                       1996              1995
                                                       ----              ----
Net sales                                              100.0%            100.0%
Cost of goods sold                                      74.3              68.1
                                                      -------           -------
        Gross profit                                    25.7              31.9
Selling, general and administrative expenses            38.1              45.3
                                                      -------           -------
     Loss from operations                              (12.4)           (13.4)
Other expense net                                       (0.3)            (0.3)
                                                      -------           --------
   Loss before income tax benefit                      (12.7)           (13.7)
Income tax benefit                                      (0.0)            (5.5)
                                                      -------           --------
   Net loss                                            (12.7%)           (8.2%)
                                                      =======           ========

         Net Sales. Net sales for the three months ended March 31, 1996 (first quarter) were $4.4 million, a decrease of 2.8% over net sales of $4.5 million for the corresponding period in the prior year. The decrease in net sales for the first quarter of 1996 from the same period of the prior year is largely attributable to a decrease in grip sales of $502,000. This reflects a decrease in grip sales to the Company's Japanese distributor and OEM customers of 6.1% and 4.4%, respectively, in the first quarter of 1996 over the corresponding period in the prior year. The Company's headwear subsidiary, Roxxi Inc., reported an increase in sales of $388,000, or 41.0%, for the quarter ended March 31, 1996, as compared to the same period of the prior year.

         Gross Profit. Gross profit decreased to $1.1 million in the first quarter of 1996, down from $1.4 million in the first quarter of 1995. As a percentage of net sales, gross profit decreased to 25.7% from 31.9%. The decline in gross profit and the gross profit percentage primarily was attributable to increased lower margin headwear sales as a percentage of the total sales mix. During the first quarter, the margin on headwear sales increased by 10.9 percentage points compared to the same quarter last year due to increased revenues and efficiencies gained in production. The margin on grip sales decreased by 7.1 percentage points compared to the same quarter last year primarily due to a reduction in sales resulting in fixed expenses being spread over fewer units sold.
         Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.7 million in the first quarter of 1996 from $2.0 million in the comparable period of 1995. Selling, general and administrative expenses decreased due to a reduction in advertising and promotion expenses of $157,000 and miscellaneous expenses of $225,000.

         Other Income (Expense). Other expense was $16,000 in the first quarter of 1996 compared to other expense of $14,000 in the same period of 1995. The expense in 1996 resulted primarily from interest expense incurred on a revolving line of credit and a loss on fixed asset dispositions.

Liquidity and Capital Resources
         On April 30, 1996, the Company had $175,000 drawn on its line of credit of $1.2 million. See Note (4) to the Notes to Condensed Consolidated Financial Statements. Available borrowings on the line at March 31, 1996 were $850,000. This line matures on May 31, 1996. The Company has an income tax refund receivable of $100,000 at March 31, 1996. For the three months ended March 31, 1996, the Company recorded a net decrease in cash of $413,345. The significant uses of cash were the increase in accounts receivable of $968,779 and the purchase of plant and equipment of $352,337. During the first quarter, the Company's primary sources of cash were borrowings of $350,000 on its credit line and proceeds from the sale of fixed assets of $766,025. In the first quarter, the Company entered into a new five year lease on a facility in Oklahoma City, Oklahoma. The Company believes that its present cash position, available borrowings and future cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

Part II
Other Information



Item 6.         (a)    Exhibit 11 - Computation of  Net Income (Loss)
                       Per Share (attached).

                (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                ROYAL GRIP, INC.




Date:    May 14, 1996              By:  /S/ Thomas a. Schneider
                                        ------------------------
                                        Thomas A. Schneider
                                        Vice President - Finance
                                        (Principal Financial and
                                        Accounting Officer)