Form 10-Q
period 1996-06-30
ROYAL GRIP INC
filed 1996-08-14
CIK 910568

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                     ---------------------------------------

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        Commission File Number 0 - 22230

                                ROYAL GRIP, INC.
                                ----------------

            Nevada                                      86-0615648
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
        incorporation)

                              444 West Geneva Drive
                              Tempe, Arizona 85282
                                 (602) 829-9000
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                               Yes  X       No
                                                   ---         ---
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 9, 1996).

                    Common stock, $.001 par value: 2,734,678

- --------------------------------------------------------------------------------

                         ROYAL GRIP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets-                                            3
                         June 30, 1996 and December 31, 1995


                    Condensed Consolidated Statements of Operations-                                  4
                         Three Months and Six Months Ended
                         June 30, 1996 and June 30, 1995

                    Condensed Consolidated Statements of Cash Flows-                                  5
                         Six Months Ended
                         June 30, 1996 and June 30, 1995

                    Notes to Condensed Consolidated  Financial Statements                             6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                     8


PART II. OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                                    12

SIGNATURE                                                                                             13

EXHIBITS

          11        Computation of Net Loss Per Share                                                 14

Part I                                    ROYAL GRIP, INC. AND SUBSIDIARY
Item 1
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,        December 31,
                                                                                    1996              1995
                                                                                  --------        ------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                                  $     30,987      $    413,345
     Trade accounts receivable (net of allowance for
           doubtful accounts of  $337,740 and $227,070
           as of June 30, 1996 and December 31, 1995,
           respectively)                                                           2,912,868         1,864,012
     Income tax refund receivable                                                       --             101,139
     Inventories                                                                   1,467,959         1,720,296
     Prepaid expenses and other current assets                                        47,253           144,828
                                                                                ------------      ------------
           Total current assets                                                    4,459,067         4,243,620
                                                                                ------------      ------------

Property and equipment, net                                                        5,285,485         6,258,292
Intangible assets, net                                                             1,011,551         1,083,240
Other assets                                                                          56,375            58,675
                                                                                ------------      ------------
                                                                                $ 10,812,478      $ 11,643,827
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                                   $    425,000      $       --
     Current portion of long-term debt and capital leases                            121,766           136,643
     Accounts payable and accrued expenses                                         1,625,992         1,671,626
                                                                                ------------      ------------
           Total current liabilities                                               2,172,758         1,808,269
                                                                                ------------      ------------

Long-term debt and capital leases, less current portion                               95,610           161,422

Stockholders' equity:
     Preferred stock, par value $.001 per share
        Authorized 5,000,000 shares; none issued
     Common stock, par value $.001 per share
        Authorized 15,000,000 shares; issued and
        outstanding 2,734,678 shares at June 30, 1996
        and at December 31, 1995                                                       2,735             2,735
     Additional paid-in capital                                                   12,213,792        12,199,288
     Retained earnings (deficit)                                                  (3,672,417)       (2,527,887)
                                                                                ------------      ------------
           Total stockholders' equity                                              8,544,110         9,674,136
                                                                                ------------      ------------
                                                                                $ 10,812,478      $ 11,643,827
                                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                        --------------------------    --------------------------
                                                            1996           1995           1996           1995
                                                        -----------    -----------    -----------    -----------
Net sales                                               $ 5,094,490    $ 4,978,905    $ 9,452,111    $ 9,462,982
Cost of goods sold                                        3,953,154      3,656,724      7,192,700      6,708,682
                                                        -----------    -----------    -----------    -----------
    Gross profit                                          1,141,336      1,322,181      2,259,411      2,754,300

Selling, general and administrative expenses              1,703,910      1,861,579      3,375,365      3,893,752
                                                        -----------    -----------    -----------    -----------
    Loss from operations                                   (562,574)      (539,398)    (1,115,954)    (1,139,452)

Other expenses, net                                         (12,709)       (12,939)       (28,576)       (27,288)
                                                        -----------    -----------    -----------    -----------

    Loss before income tax benefit                         (575,283)      (552,337)    (1,144,530)    (1,166,740)

Income tax benefit                                             --          (54,600)          --         (300,000)
                                                        -----------    -----------    -----------    -----------

    Net loss                                            $  (575,283)   $  (497,737)   $(1,144,530)   $  (866,740)
                                                        -----------    -----------    -----------    -----------

Net loss per share                                      $     (0.21)   $     (0.18)   $     (0.42)   $     (0.32)
                                                        ===========    ===========    ===========    ===========
Shares used in net loss per share                         2,734,678      2,734,678      2,734,678      2,734,678
                                                        ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                 --------------------------------
                                                                                                     1996                    1995
                                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                    $(1,144,530)           $  (866,740)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation and amortization                                                               835,131                987,109
         Compensatory stock option grant                                                              14,504                   --
         Loss on disposition of property and equipment                                                22,175                  6,047
         Decrease in deferred income taxes                                                              --                 (272,000)
         Increase in trade accounts receivable                                                    (1,048,856)              (930,409)
         Decrease in income tax refund receivable                                                    101,139                   --
         Decrease in inventories                                                                     252,337                665,910
         Decrease in prepaid expenses and other current assets                                        97,575                 19,978
         Increase in other assets and intangibles                                                    (21,354)               (24,974)
         Increase (Decrease) in trade accounts payable
         and accrued expenses                                                                        (45,634)               697,394
                                                                                                 -----------            -----------
              Net cash (used) provided by operating activities                                      (937,513)               282,315
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                            (578,075)              (498,849)
     Proceeds from sale of property and equipment                                                    788,919                    500
                                                                                                 -----------            -----------
              Net cash provided by (used in) investing activities                                    210,844               (498,349)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                                              (15,161)               (13,685)
     Advances on notes payable                                                                        26,309                 11,863
     Principal payments on notes payable                                                             (91,837)               (83,114)
     (Decrease) Increase in revolving line of credit                                                 425,000               (200,000)
                                                                                                 -----------            -----------
              Net cash provided by (used in) financing activities                                    344,311               (284,936)
                                                                                                 -----------            -----------
     Net decrease in cash                                                                           (382,358)              (500,970)
     Cash at beginning of period                                                                     413,345              1,193,909
                                                                                                 -----------            -----------
     Cash at end of period                                                                       $    30,987            $   692,939
                                                                                                 ===========            ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation
         ---------------------
         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

(2)      Inventories
         -----------
               Inventories consist of the following:

                                                  June 30,        December 31,
                                                    1996               1995
                                                ----------        ------------
               Finished goods                   $  823,686        $ 1,144,516
               Work in process                      78,467            188,677
               Raw materials                       585,806            575,306
                                                ----------         ----------
                                                 1,487,959          1,908,499
               Less reserves                        20,000            188,203
                                                ----------         ----------
                                                $1,467,959         $1,720,296
                                                ==========         ==========

(3)      Revolving line of credit
         ------------------------
         The Company has a $1.2 million revolving line of credit with a commercial bank in Phoenix, Arizona. Amounts outstanding bear interest at the bank's prime rate plus 1/2% which was 8.75% on June 30, 1996. Interest is payable monthly and principal balances are due when the line expires on May 30, 1997. At June 30, 1996, $425,000 was outstanding on the line. The revolving line of credit agreement contains debt covenants for which the Company was in compliance at June 30,1996.

(4)      Deferred Income Taxes
         ---------------------
         The Company accounts for income taxes under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."
         No tax benefit is recognized in the second quarter of 1996 due to a 100% valuation allowance related to the net operating loss carry-forward deferred tax asset. This will have the effect of reducing income tax expense in future periods in which the net operating loss carry forwards are realized.

(5)      Reclassification
         ----------------
                  The Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1995 reflect a reclassification of $400,000 from selling, general and administrative expense to cost of goods sold related to the provision in the second quarter of 1995 in connection with the bartering transaction.

Part I
Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements
         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K, this Form 10-Q, any other Form 10-Q, any Form 8-K, or any other written or oral statements made by or on behalf of the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, uncertainties relating to customer plans and commitments, uncertainties related to the Company's cost of raw materials, the competitive environment in which the Company operates, and changes in the financial markets relating to the Company's capital structure and cost of capital. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Introduction
         During the quarter, the Company took several actions which it believes will have a positive impact on future earnings and cash flow. Principal measures include the elimination of approximately 30 positions, the subleasing of 10,700 square feet at the Company's Tempe, Arizona manufacturing facility following the consolidation of headwear manufacturing at its Oklahoma City facility, and the conversion of its UK operations to a distributorship relationship. Also, near the end of the quarter, Danny Edwards, Chairman and Chief Executive Officer, voluntarily reduced his salary from $250,000 to $0 as an indication of his commitment to the Company and to its return to profitability. The financial impact of these and other decisions were not fully realized in this quarter but are expected to take full effect beginning in the third quarter. The Company believes that these and other measures will continue to help improve operations with a goal of returning to profitability during 1997.

Results of Operations
         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:

                                                       Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------      ----------------
                                                       1996        1995        1996        1995
                                                      ------      ------      ------      ------
Net sales                                             100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                     77.6        73.4        76.1        71.0
                                                      -----       -----       -----       -----
        Gross profit                                   22.4        26.6        23.9        29.0
Selling, general and administrative expenses           33.4        37.4        35.7        41.1
                                                      -----       -----       -----       -----
     Loss from operations                             (11.0)      (10.8)      (11.8)      (12.1)
Other expense net                                      (0.3)       (0.3)       (0.3)       (0.3)
                                                      -----       -----       -----       -----
   Loss before income tax benefit                     (11.3)      (11.1)      (12.1)      (12.4)
Income tax benefit                                     (0.0)       (1.1)        --         (3.2)
                                                      -----       -----       -----       -----
   Net loss                                           (11.3%)     (10.0%)     (12.1%)      (9.2%)
                                                      =====       =====       =====       =====

         Net Sales. Net sales for the three months ended June 30, 1996 were $5.1 million, an increase of 2.0% over net sales of $5.0 million for the corresponding period in the prior year. For the first six months of 1996, net sales were $9.5 million, the same as a year ago. The increase in net sales for the second quarter of 1996 from the same period of the prior year is largely attributable to an increase in headwear sales of $397,000. Net sales of grips during the quarter were down by $272,000, compared to the same quarter last year due to decreased sales to the Company's Japanese distributor of $302,000. The Company believes that the lower sales in Japan are due to increased competition and delays in delivery of the cord grip from the Company's outside supplier. Although net sales for the first six months of 1996 and 1995 were the same, sales of headwear increased by $785,000 while grip sales were down by $774,000.

         Gross Profit. Gross profit decreased to $1.1 million in the second quarter of 1996, down from $1.3 million in the second quarter of 1995. As a percentage of net sales, gross profit decreased to 22.4% from 26.6%. The decline in gross profit and the gross profit percentage primarily was attributable to increased lower margin headwear sales as a percentage of total sales. During the second quarter, the margin on headwear sales decreased by 13.2 percentage points compared to the same quarter last year due to a negative adjustment of approximately $150,000 to inventory as a result of the implementation of new inventory and audit procedures. The margin on grip sales increased by 2.4 percentage points compared to the same quarter last year primarily because the results in 1995 included a $400,000 charge to cost of goods sold related to an allowance recorded for a barter transaction which was entered into in the first quarter of 1995. For the six month period ended June 30, 1996, gross profit was $2.3 million compared to $2.8 million for the corresponding period in 1995. As a percentage of net sales, gross margins declined to 23.9% from 29%. The decline in gross profit and gross profit percentage primarily was attributable to increased lower margin headwear sales as a percentage of total sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.7 million in the second quarter of 1996 from $1.9 million in the comparable period of 1995. Selling, general and administrative expenses decreased primarily due to a reduction in advertising and promotion expenses of $312,000.

         For the six month period ended June 30, selling, general and administrative expenses decreased to $3.4 million in 1996 from $3.9 million in 1995. The decrease in selling, general and administrative expenses is primarily due to a reduction in advertising and promotion expenses of $469,000.

         Other Income (Expense). Other expense was $13,000 in the second quarter of 1996 compared to other expense of $13,000 in the same period of 1995. Other expense in 1996 and 1995 resulted primarily from interest expense incurred on long term obligations and a revolving line of credit. Other expense was $29,000 in the first six months of 1996 compared to $27,000 in the same period of 1995. This expense resulted primarily from interest expense on long term obligations and a revolving line of credit.

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Company used $937,513 to fund operating activities, reflecting a significant build up in trade receivables. The Company attributes this increase to the seasonality of its sales of golf grips. For the comparable period of 1995, operations generated positive cash flow of $282,315. Cash and cash equivalents decreased from $413,345 at December 31, 1995 to $30,987 at June 30, 1996.

         The Company funded its shortfall in cash from operations primarily through the sale of property and equipment which generated $789,000 in proceeds, and from borrowings under the Company's line of credit. Borrowings totaled $425,000 at June 30, 1996, as compared to $0 at December 31, 1995. As of August 8, 1996, the Company had $275,000 outstanding on its credit line.

         The Company's line of credit was renewed during the second quarter, with the expiration date extended through May 1997. Under this facility, the Company may borrow up to $1.2 million. Borrowings under the line of credit are subject to a number of conditions, including compliance with covenants relating to the Company's current ratio, tangible net worth, working capital and ratio of total liabilities to tangible net worth. The Company was in compliance with these ratios as of June 30, 1996.

         The Company believes its available borrowings and expected cash flows from operations will satisfy its working capital needs for the foreseeable future. However, if operations were to deteriorate further, or the Company were unable to borrow under its line of credit, the Company would need to seek alternative sources of financing for its operations. There can be no assurance that such sources would be available.

Part II
Other Information



Item  6.        (a)-1  Exhibit  10.14 - Line of Credit  Facility  with
                       Biltmore Investors Bank, dated May 30, 1996 (attached).

                (a)-2  Exhibit 11 - Computation of  Net Loss
                       Per Share (attached).

                (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          ROYAL GRIP, INC.




Date:    August 12, 1996           By:    /s/ Thomas A. Schneider
                                          ------------------------
                                          Thomas A. Schneider
                                          Vice President - Finance
                                          (Principal Financial and
                                          Accounting Officer)