Form 10-Q
period 1996-09-30
ROYAL GRIP INC
filed 1996-11-14
CIK 910568

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       __________________________________

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        Commission File Number 0 - 22230

                                ROYAL GRIP, INC.
                                ----------------

          Nevada                                         86-0615648
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
       incorporation)

                              444 West Geneva Drive
                              Tempe, Arizona 85282
                                 (602) 829-9000
                           -------------------------

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

                                Yes  x       No
                                   -----       -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 1996).

                    Common stock, $.001 par value: 2,734,678

--------------------------------------------------------------------------------

                         ROYAL GRIP, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets-                     3
                         September 30, 1996 and December 31, 1995


                    Condensed Consolidated Statements of Operations-           4
                         Three Months and Nine Months Ended
                         September 30, 1996 and September 30, 1995

                    Condensed Consolidated Statements of Cash Flows-           5
                         Nine Months Ended
                         September 30, 1996 and September 30, 1995

                    Notes to Condensed Consolidated  Financial Statements      6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8


PART II. OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURE                                                                     15

EXHIBITS

          11      Computation of Net Income (Loss) Per Share                  16

Part I                    ROYAL GRIP, INC. AND SUBSIDIARY
Item 1
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,         December 31,
                                                                     1996                  1995
                                                                  ------------         ------------
                         ASSETS
Current assets:
     Cash and cash equivalents                                    $     47,686         $    413,345
     Trade accounts receivable (net of allowance for
           doubtful accounts of  $335,637 and $227,070
           as of September 30, 1996 and December 31, 1995,
           respectively)                                             2,409,018            1,864,012
     Income tax refund receivable                                            -              101,139
     Inventories                                                     1,576,541            1,720,296
     Prepaid expenses and other current assets                          38,880              144,828
                                                                  ------------         ------------
           Total current assets                                      4,072,125            4,243,620
                                                                  ------------         ------------

Property and equipment, net                                          5,215,123            6,258,292
Intangible assets, net                                                 982,169            1,083,240
Other assets                                                            50,813               58,675
                                                                  ------------         ------------
                                                                  $ 10,320,230         $ 11,643,827
                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving line of credit                                     $    310,000         $          -
     Current portion of long-term debt and capital leases               87,124              136,643
     Accounts payable and accrued expenses                           1,266,120            1,671,626
                                                                  ------------         ------------
           Total current liabilities                                 1,663,244            1,808,269
                                                                  ------------         ------------

Long-term debt and capital leases, less current portion                 97,253              161,422

Stockholders' equity:
     Preferred stock, par value $.001 per share
        Authorized 5,000,000 shares; none issued
     Common stock, par value $.001 per share
        Authorized 15,000,000 shares; issued and
        outstanding 2,734,678 shares at September 30, 1996
        and at December 31, 1995                                         2,735                2,735
     Additional paid-in capital                                     12,223,049           12,199,288
     Retained earnings (deficit)                                    (3,666,051)          (2,527,887)
                                                                  ------------         ------------
           Total stockholders' equity                                8,559,733            9,674,136
                                                                  ------------         ------------
                                                                  $ 10,320,230         $ 11,643,827
                                                                  ============         ============

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                              September 30,
                                                           ------------------                         -----------------
                                                        1996                 1995                 1996                 1995
                                                    ------------         ------------         ------------         ------------
Net sales                                           $  4,000,321         $  4,482,760         $ 13,452,432         $ 13,945,742
Cost of goods sold                                     2,705,802            2,891,001            9,898,502            9,598,526
                                                    ------------         ------------         ------------         ------------

    Gross profit                                       1,294,519            1,591,759            3,553,930            4,347,216

Selling, general and administrative expenses           1,223,158            1,618,344            4,598,523            5,513,253
                                                    ------------         ------------         ------------         ------------
    Income (loss) from operations                         71,361              (26,585)          (1,044,593)          (1,166,037)
Other expenses, net                                      (64,995)             (12,910)             (93,571)             (40,197)
                                                    ------------         ------------         ------------         ------------
    Income (loss) before income tax benefit                6,366              (39,495)          (1,138,164)          (1,206,234)
Income tax benefit                                             -                    -                    -             (300,000)
                                                                                                                   ------------
    Net Income  (loss)                              $      6,366         $    (39,495)        $ (1,138,164)        $   (906,234)
                                                    ============         ============         ============         ============


Net Income (loss) per share                         $       0.00         $      (0.01)        $      (0.42)        $      (0.33)
                                                    ============         ============         ============         ============
Shares used in net income (loss) per share             2,734,678            2,734,678            2,734,678            2,734,678
                                                    ============         ============         ============         ============

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                       -------------------------------
                                                                                           1996                1995
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $(1,138,164)        $  (906,234)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation and amortization                                                   1,249,165           1,461,018
         Compensatory stock option grant                                                    23,761                   -
         Writedown or loss on disposition of property and equipment                         73,074               8,284
         Decrease in deferred income taxes                                                       -            (272,000)
         Increase in trade accounts receivable                                            (545,006)           (783,063)
         Decrease in income tax refund receivable                                          101,139                   -
         Decrease in inventories                                                           143,755             512,897
         Decrease in prepaid expenses and other current assets                             105,948              38,497
         Increase in other assets and intangibles                                          (22,503)            (60,976)
         Increase (Decrease) in trade accounts payable plus accrued liabilities           (405,506)            320,895
                                                                                       -----------         -----------
              Net cash provided by (used in) operating activities                         (414,337)            319,318

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (944,557)           (658,033)
     Proceeds from sale of property and equipment                                          796,923                 500
                                                                                       -----------         -----------
              Net cash used in investing activities                                       (147,634)           (657,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments under capital lease obligations                                              (50,010)            (20,844)
     Deposit on subleased property                                                           7,918                   -
     Proceeds from issuance of notes payable                                                26,309              36,154
     Principal payments on notes payable                                                   (97,905)            (94,610)
     Increase (Decrease) in revolving line of credit                                       310,000            (200,000)
                                                                                       -----------         -----------
              Net cash provided by (used in) financing activities                          196,312            (279,300)
     Net decrease in cash                                                                 (365,659)           (617,515)
     Cash at beginning of period                                                           413,345           1,193,909
                                                                                       -----------         -----------
     Cash at end of period                                                             $    47,686         $   576,394
                                                                                       ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements of Royal Grip, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

(2)      Inventories
         -----------

                  Inventories consist of the following:

                                           September 30,         December 31,
                                                1996                 1995
                                           ------------          -----------
                  Finished goods              $968,228           $1,144,516
                  Work in process               66,467              188,677
                  Raw materials                561,846              575,306
                                            ----------           ----------
                                             1,596,541            1,908,499
                  Less reserves                (20,000)            (188,203)
                                            ----------           ----------
                                            $1,576,541           $1,720,296
                                            ==========           ==========

(3)      Revolving line of credit
         ------------------------

         The Company has a $1.2 million revolving line of credit with a commercial bank in Phoenix, Arizona. Amounts outstanding bear interest at the bank's prime rate plus 1/2% which was 8.75% on September 30, 1996. Interest is payable monthly and principal balances are due when the line expires on May 30, 1997. At September 30, 1996, $310,000 was outstanding on the line. The revolving line of credit agreement contains debt covenants for which the Company was in compliance at September 30,1996.

(4)      Deferred Income Taxes
         ---------------------

         The Company  accounts  for income  taxes under the asset and  liability
method  of  Statement  of  Financial   Accounting   Standards  (SFAS)  No.  109,
"Accounting for Income Taxes."

         No tax benefit is recognized in the third quarter of 1996 due to a 100% valuation allowance related to the net operating loss carry-forward deferred tax asset. This will have the effect of reducing income tax expense in future periods in which the net operating loss carry forwards are realized.

Part I
Item 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K, this Form 10-Q, any other Form 10-Q, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, the Company's cost of raw materials, the competitive environment in which the Company operates, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in the Company's Securities and Exchange Commission filings. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Introduction

         During the quarter, the Company realized positive financial results as a result of certain actions the Company initiated in the second quarter, including the consolidation of headwear manufacturing at its Oklahoma City facility, the conversion of its UK operations to a distributorship, the subleasing of 10,700 square feet at the Company's Tempe, Arizona manufacturing facility and the elimination of approximately 30 positions. The Company continued to find efficiencies in its grip and headwear production facilities. These efficiencies enabled the Company to eliminate the third shift of grip production resulting in the reduction of 26 full time employees and 14 temporary employees effective September 26, 1996. In headwear production, the Company eliminated the third shift in embroidery resulting in a reduction of ten employees effective late August 1996. Also, the results of the quarter were favorably impacted by Danny Edwards, the Company's Chairman and Chief Executive Officer, voluntarily reducing his salary from $250,000 to $0. Mr. Edwards will receive a salary of $75,000 (annualized) for November and December 1996 and $150,000 for the 1997 fiscal year.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                    ----------------------          ----------------------
                                                     1996            1995            1996            1995
                                                    ------          ------          ------          ------
Net sales                                            100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                    67.6            64.5            73.6            68.8
                                                    ------          ------          ------          ------
        Gross profit                                  32.4            35.5            26.4            31.2
Selling, general and administrative expenses          30.6            36.1            34.2            39.5
                                                    ------          ------          ------          ------
   Income (loss) from operations                       1.8            (0.6)           (7.8)           (8.3)
Other expense net                                     (1.6)           (0.3)           (0.7)           (0.3)
                                                    ------          ------          ------          ------
   Income (loss) before income tax benefit             0.2            (0.9)           (8.5)           (8.6)
Income tax benefit                                     -               -               -              (2.1)
                                                    ------          ------          ------          ------
   Net Income / (loss)                                 0.2%           (0.9%)          (8.5%)          (6.5%)
                                                    ======          ======          ======          ======

         Net Sales. Net sales for the three months ended September 30, 1996 were $4.0 million, a decrease of 11.1% over net sales of $4.5 million for the corresponding period in the prior year. For the first nine months of 1996, net sales were $13.5 million, a decrease of 2.9% over net sales of $13.9 million for the same period last year. The decrease in net sales for the third quarter of 1996 from the same period of the prior year is directly attributable to a decrease in grip sales of $468,000 primarily due to a decrease in sales to the Company's Japanese distributor of $316,000. Net sales of headwear during the quarter increased by $13,000, compared to the same quarter last year. Net sales for the first nine months of 1996 decreased by $493,000. This decrease is primarily a result of lower grip sales of $1.2 million due primarily to decreased sales to the Company's Japanese distributor of 697,000. The decrease in grip sales was partially offset by increased headwear sales of $798,000. This reduction in grip sales for the nine months ended September 30, 1996 is due to a reduced average unit selling price and to a decrease in unit sales of approximately 500,000.

         Gross Profit. Gross profit decreased to $1.3 million in the third quarter of 1996, down from $1.6 million in the third quarter of 1995. As a percentage of net sales, gross profit decreased to 32.4% from 35.5%. The decline in gross profit and the gross profit percentage primarily was attributable to decreased higher margin grip sales as a percentage of total sales and the effect of an adjustment in the third quarter of 1995 related to inventory subject to a trade credit arrangement which reduced cost of sales in 1995 by $69,000. During the third quarter, the margin on headwear sales increased by 10.2 percentage points compared to the same quarter last year due to efficiencies gained in production. The margin on grip sales decreased by 7.4 percentage points compared to the same quarter last year primarily due to fixed costs being spread over fewer units and the introduction of our $.99 Perf Wrap grip. For the nine month period ended September 30, 1996, gross profit was $3.6 million compared to $4.3 million for the corresponding period in 1995. As a percentage of net sales, gross profit declined to 26.4% from 31.2%. The decline in gross profit and gross profit percentage primarily was attributable to increased lower margin headwear sales and decreased higher margin grip sales as a percentage of total sales and the effect of an adjustment during the nine month period ended September 30, 1995 related to inventory subject to a trade credit arrangement which increased cost of sales for 1995 by $331,000.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.2 million in the third quarter of 1996 from $1.6 million in the comparable period of 1995. Selling, general and administrative expenses decreased primarily due to a reduction in advertising and promotion expenses of $242,000, the elimination of two Vice President positions and the suspension of the salary payable to the Company's Chairman and Chief Executive Officer.

         For the nine month period ended September 30, selling, general and administrative expenses decreased to $4.6 million in 1996 from $5.5 million in 1995. The decrease in selling, general and administrative expenses is primarily due to a reduction in advertising and promotion expenses of $711,000.

         Other Income (Expense). Other expense was $65,000 in the third quarter of 1996 compared to other expense of $13,000 in the same period of 1995. Other expense in the third quarter of 1996 resulted primarily from recording a loss of $34,000 related to the purchase of two assets which were previously financed via a capital lease arrangement and interest expense. Other expense for the third quarter 1995 was primarily attributable to interest expense. Other expense was $94,000 in the first nine months of 1996 compared to $40,000 in the same period of 1995. This expense resulted primarily from interest expense on long term obligations and a revolving line of credit, and the purchase of assets mentioned above.

Liquidity and Capital Resources

         During the nine months ended September 30, 1996, the Company used $414,337 to fund operating activities, reflecting a significant build up in trade receivables and a reduction in trade payables. The Company attributes this increase to the seasonality of its sales of golf grips. For the comparable period of 1995, operations generated positive cash flow of $319,318. Cash and cash equivalents decreased from $576,394 at December 31, 1995 to $47,686 at September 30, 1996.

         The Company funded its shortfall in cash from operations primarily through the sale of property and equipment which generated $797,000 in proceeds, and from borrowings under the Company's line of credit. Borrowings totaled $310,000 at September 30, 1996, as compared to $0 at December 31, 1995.

         The Company's line of credit was renewed during the second quarter, with the expiration date extended through May 1997. Under this facility, the Company may borrow up to $1.2 million. Borrowings under the line of credit are subject to a number of conditions, including compliance with covenants relating to the Company's current ratio, tangible net worth, working capital and ratio of total liabilities to tangible net worth. The Company was in compliance with these ratios as of September 30, 1996.

         The Company believes its available borrowings and expected cash flows from operations will satisfy its working capital needs for the foreseeable future. However, if operations were to deteriorate, or the Company were unable to borrow under its line of credit, the Company would need to seek alternative sources of financing for its operations. There can be no assurance that such sources would be available.

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


                                ROYAL GRIP, INC.




Date:    November 5, 1996   By: /s/ Thomas A. Schneider
                                ------------------------------------------------
                                Thomas A. Schneider
                                Vice President - Finance
                                (Principal Financial and
                                Accounting Officer)
                                       15