Form 10-K405
period 1996-12-31
ROYAL GRIP INC
filed 1997-04-15
CIK 910568

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to _____________.

                      Commission File Number 0-22230
                                ROYAL GRIP, INC.
             (Exact name of Registrant as specified in its charter)

         Nevada                                86-0615648
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      444 West Geneva, Tempe, Arizona 85282
               (Address of principal executive offices)(Zip Code)
                                 (602) 829-9000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
      Title or Class                        Name of Exchange on which registered
-----------------------------               ------------------------------------
Common Stock, $.001 par value                      NASDAQ National Market System

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 14, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $5,030,754.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: 2,740,928 shares of Common Stock outstanding on March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                TABLE OF CONTENTS

PART I
         Item 1.           Business..................................................................... 3
                           Executive Officers of the Registrant......................................... 9
         Item 2.           Property.....................................................................10
         Item 3.           Legal  Proceedings...........................................................10
         Item 4.           Submission of Matters to a Vote of
                                    Security Holders....................................................10

PART II

         Item 5.           Market for the Registrant's Common
                                    Equity Securities and Related Stockholder Matters...................11
         Item 6.           Selected Consolidated Financial Data.........................................14
         Item 7.           Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations...........................................15
         Item 8.           Consolidated Financial Statements and
                                    Supplementary Data..................................................25
         Item 9.           Changes in and Disagreements
                                    with Accountants on Accounting
                                    and Financial Disclosure............................................49

PART III

         Item 10.          Directors and Executive Officers
                                    of the Registrant...................................................49
         Item 11.          Executive Compensation.......................................................50
         Item 12.          Security Ownership of Certain
                                    Beneficial Owners and Management....................................53
         Item 13.          Certain Relationships and
                                    Related Transactions................................................54

PART IV

         Item 14.          Exhibits, Consolidated Financial Statement
                                    Schedule, and Reports on Form 8-K...................................54

SIGNATURES..............................................................................................58

                                     PART I

                               ITEM 1 -- BUSINESS

Introduction

         Royal Grip, Inc. (with its subsidiary, collectively, the "Company") designs and distributes golf club grips and designs and manufactures athletic headwear. In 1989, the Company introduced a rubber wrap golf grip that gained widespread acceptance in the golf industry and enabled the Company to achieve brand name recognition. The Company currently offers a wide variety of standard and custom models, all of which feature a distinctive feel and appearance and lasting durability.

         The Company believes it has established a reputation within the golf industry for innovation in the design and creation of golf grips. It continually seeks to improve these products with design and raw material innovations. The Company has developed distribution channels to several thousand club professionals, club repair shops, and retail golf outlets, and has established relationships with several original equipment manufacturers ("OEMs"). The Company believes that it is a leader in the Japanese market.

         In April 1994, the Company acquired Roxxi, Inc. ("Roxxi"), an Oklahoma-based manufacturer and distributor of high-quality athletic headwear, which now operates as a wholly-owned subsidiary of the Company. Roxxi's products are sold through the Company's golf-related sales force as well as Roxxi's own distribution channels, and enable the Company to offer a wider array of products.

         In December 1996, the Company outsourced all of its production of non-cord grips to Acushnet Rubber Company, Inc. ("Acushnet"). Although this arrangement is expected to have positive long-term implications to the Company's cost structure and to its research and development efforts, the Company incurred transaction and related costs of approximately $1.4 million in the fourth quarter of 1996 in connection with the transition of its manufacturing operations. Further, Acushnet has experienced start-up delays in the production of grips, which has adversely affected the Company's customer relationships and results of operations, has impaired the Company's ability to meet its loan covenants and may make it more difficult for the Company to satisfy lending covenants in the future.

         The Company and Acushnet have recently renegotiated their agreement in light of Acushnet's production difficulties. In connection with this renegotiation Acushnet has agreed to provide the Company with a credit of $400,000 against future purchases of grips, and additonal credits in the event Acushnet fails to meet future production requirements. These credits may be reduced depending upon Acushnet's production beyond specified levels or as a result of the cancellation of stock options granted to Acushnet. The renegotiated agreement also provides, among other things, for modified future production and purchase requirements and for termination rights exercisable by Acushnet. The Company has also recently obtained certain modifications of its loan covenants that waive past covenant defaults and are intended to better enable the Company to satisfy such covenants in the future.

         In January 1997, the Company entered into a letter of intent to combine with FM Precision Golf Corporation, a privately held golf club shaft manufacturer based in Torrington, Connecticut ("FM Precision"). The preliminary terms of the combination contemplate that the stockholders of FM Precision would acquire 65% of the resulting company and control the board of directors. The transaction is subject to a number of conditions, including the completion of due diligence by both parties, execution of a definitive agreement, the receipt of an independent fairness opinion, the approval of the board of directors and stockholders of each of the Company and FM Precision, and other customary conditions. None of these conditions has yet been satisfied.

         The Company was founded and is headed by Professional Golf Association ("PGA") member and Tour professional, Danny Edwards. Mr. Edwards is a five-time PGA Tour winner, three-time Collegiate All-American, member of the 1973 United States Walker Cup Team, and winner of the Japanese Masters.

Industry and Market Background

         Golf Grip Market. The Company's principal business is the sale of golf club grips. These grips are sold into the replacement market, which serves those golfers seeking to replace grips that have become worn and slick due to prolonged use, as well as to OEMs, who incorporate the Company's grips on their newly manufactured golf clubs.

         In recent years, the Company and other grip manufacturers have begun to educate golfers and grip suppliers about the performance benefits associated with periodic grip replacement. In addition, the availability of performance-enhancing grip products such as those offered by the Company has contributed to the growth of the replacement market. The Company believes its golf grips provide golfers with a supple, "tacky" surface that provides enhanced feel and control over the golf club. The cost of regripping a standard set of golf clubs is approximately $70 and is relatively modest compared to the initial purchase price of a set of clubs.

         Acceptance  of the  Company's  products by the  replacement  market has facilitated its efforts to market golf grips to OEMs. Most golf club manufacturers obtain some or all of the major components of their golf clubs, including grips, from independent suppliers that design and manufacture components to the OEMs' specifications. The Company targets sales of its grips to manufacturers of premium brand golf clubs who seek to improve the performance characteristics and the marketability of their clubs. The Company works with these OEMs to create customized golf grips bearing the manufacturer's distinctive logo.

         Athletic Headwear Market. The market for athletic headwear is characterized by a broad range of customers, a variety of market niches, and intense competition. Companies that offer athletic headwear generally compete in one of two principal markets. Some produce headwear designed for mass sales through low-priced outlets, such as supermarkets and retail superstores, and compete almost exclusively on the basis of price, while others offer high-quality products and compete on the basis of quality, delivery time, and customer service. Within this latter market segment, in which the Company competes, there are a variety of marketing niches, including retail sporting goods stores, which typically consist of regional stores that carry athletic headwear bearing local team logos; large chain sporting goods stores, which generally carry a full line of professional and collegiate athletic team caps as well as caps bearing the logos of various corporations involved in the sports industry; college bookstores and team sales, in which athletic headwear manufacturers contract with colleges and their coaches to produce caps bearing the school logo, which can then be used on the field and sold in the school's bookstore; team outfitters, which supply local teams, such as high schools or little league teams, with uniforms and related sports equipment; resorts and country clubs, which often stock caps bearing their special logos or insignias; and businesses, which provide custom-designed caps to employees or customers to promote the organization.

         The Company directs its headwear sales efforts primarily to the retail sporting goods stores, college bookstores and team sales, team outfitters, and resorts and country clubs segments, although it also addresses the business and chain store markets.

Products and Product Features

         Golf Grips. Many manufacturers produce grips through a compression molding process in which two grip halves are molded together. Compression molding leaves a noticeable seam in the grip, which must be removed through a buffing or grinding process that alters the grip surface and causes it to become slick over time. By contrast, with the exception of its cord grip models, the Company's grips are manufactured through an injection molding process using the Company's proprietary rubber compound. This proprietary compound, when used in conjunction with injection molding, produces, in the Company's view, a more durable grip. The Company believes that the raw materials and the production techniques used in the manufacture of its grips, as well as the innovative designs of its grips, have made it a leader in the golf grip market.

         The Company currently offers a wide variety of standard and customized grips, including its new Slot Wrap(TM), Royal Wrap(TM) and Slot Wrap Cord(TM) line of grips, which feature a new rubber compound, the Sandwrap(TM) and Sand Maximum(TM) line of grips, which are designed to provide enhanced adhesion, and its cord line of grips, which provide greater adhesion, particularly in very wet or humid playing conditions, through the addition of a cotton material embedded in the surface of the grip. The Company also offers men's and ladies' perforated wrap, men's oversize perforated wrap, men's and junior's smooth wrap, perforated wrap pistol putter, fine texture putter, fine texture oversize putter, and Sandmax(TM) putter grips. The Company also manufactures and sells certain specialty grips, including the Arthrigrip(TM), which is designed for golfers suffering from arthritis. The Company designs and produces its customized grips primarily for OEMs, incorporating into each one the particular manufacturer's distinctive logo, color scheme, and pattern. The majority of the Company's grips bear the Royal Grip name as part of its program to build brand awareness and customer loyalty.

         Athletic Headwear. The Company produces four different styles of athletic headwear: authentic and casual baseball caps, golf caps and visors. The caps and visors are typically made of high quality wool serge or cotton twill, although the Company does offer fabrics such as brushed giant twill, distressed cotton, wool plaid, washed denim, sanded cotton, wool flannel and leather suede. The Company utilizes fine quality materials for other structural components of the headwear, including sweatbands, visor boards, and covered buttons. The Company's baseball caps include the authentic model, which features a six-panel, high crown design, as well as casual models and officials' caps. The golf caps feature a five-panel design. All of the Company's caps feature a comfortable fit and durable finish, and are offered in both fitted and adjustable styles and in a variety of colors and logos.

         The Company utilizes computerized embroidering machines to design and create logos or insignias for its headwear. This technology enables the Company to meet the needs and product specifications of all types of customers, from small clubs or teams to major national colleges. The Company sews, embroiders and assembles its caps and visors at its Oklahoma City facility using raw materials from outside vendors.

Customers

         The Company directed its initial sales efforts on behalf of its golf grips to the golf pro shops, golf club repair shops, and retail golf equipment stores that service the replacement grip market. In recent years, however, the Company has increased its sales to OEMs. The Company provides golf club grips used on many of Cobra's premium golf club lines, which accounted for 11.7% of the Company's total net sales in 1996, and all of the grips used on Odyssey's various mens' putter models. The Company also supplies grips to other OEMs such as Titleist, Bridgestone, Henry-Griffitts, Mizuno, Tad Moore Golf, and is the primary vendor for Tommy Armour Golf.

         While the Company utilizes its grip sales representatives to market its golf-related headwear, a separate sales force markets its other headwear products to schools, sporting goods stores, college bookstores and team outfitters. The Company currently has agreements to produce baseball caps for several leading college baseball teams, including Arizona State University, the University of Oklahoma, and the University of Notre Dame.

Sales and Marketing

         Domestic Grip Sales. Sales of golf grips to the domestic replacement market represented 34.8%, 42.9%, and 39.6% of the Company's total net sales of grips in 1996, 1995, and 1994, respectively. While many golf grip manufacturers sell their products to wholesale distributors, who in turn sell to dealers and other representatives, the Company uses a single-tier distribution strategy in which its sales representatives sell grips directly to thousands of golf club professionals and off-course specialty store operators. The Company's sales force, which includes 16 independent sales representatives and 10 Company sales representatives, target those domestic replacement market retailers most likely to promote the Company's grips. They introduce the Company's products, explain their characteristics and performance advantages, and obtain feedback regarding the market's acceptance of the Company's and its competitors' products.

         The Company's independent sales representatives, who receive training from the Company's internal sales and marketing staff, cover particular geographical regions. These representatives are permitted to sell other golf products, but may not sell competing golf grips or caps.

          Grip sales to OEMs accounted for 39.5%, 29.5%, and 30.8% of the Company's total net sales of grips in 1996, 1995, and 1994, respectively, reflecting the Company's successful efforts to develop customer relationships with several major club manufacturers. Typically, the Company commences a relationship with a club manufacturer by supplying grips for one or a few of its product lines. Once the Company has established an ongoing relationship with the OEM, it seeks to expand the relationship to supply grips for additional product lines.

         Domestic Headwear Sales. Sales of headwear accounted for 31.8%, 27.2%, and 12.2% of total sales in 1996, 1995, and 1994 (the year in which the Company acquired its Roxxi subsidiary), respectively. The Company utilizes a separate sales force of approximately 24 independent sales representatives to market its baseball-style caps to college teams and bookstores and team outfitters, while marketing its golf-related headwear, which bears each customer's distinctive colors and logo, through its grip distributors, who have access to the golf resort and country club market. The Company targets customers with national reputations and high name recognition in order to increase market awareness of its products.

         International Sales. The Company's international sales, which consist primarily of sales of grips, accounted for 20.8%, 22.2%, and 26.0% of the Company's total net sales during 1996, 1995, and 1994, respectively. In recent years the Company's headwear sales have increased as a percentage of total sales. The Company utilizes distributors to sell its products in foreign markets, including the United Kingdom, Japan, Sweden and Canada. In May 1996, the Company closed its office in England, which supplied the United Kingdom and Western Europe markets, and converted its operations in those markets to a distributorship relationship.

         Precision Japan, the exclusive distributor of the Company's golf club grips and athletic headwear in Japan, accounted for 18.9%, 21.4%, and 22.3% of the Company's total net sales during 1996, 1995, and 1994, respectively. Through Precision Japan, the Company has established relationships with leading Japanese OEMs, including Bridgestone, Mizuno, and Daiwa. Precision Japan also markets the Company's golf-related headwear.

         The Company and Precision Japan have entered into a ten-year agreement expiring in 2001 pursuant to which the Company granted Precision Japan exclusive distribution rights with respect to the Company's products for Japan and certain other Far Eastern countries. Precision Japan has the option to renew this agreement for successive five-year terms. The agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months' notice to the Company. While the Company currently enjoys a strong relationship with Precision Japan, the loss of Precision Japan as a distributor of the Company's products would have a significant adverse effect on the Company's business.

         Advertising and Promotion. The Company advertises its grips in trade publications and national golf magazines, such as Golf World, Golf Week and Golf Product News. In addition, as point-of-purchase selling aids, the Company distributes to its customers various promotional items, such as caps, visors, grip displays, window stickers, and brochures. At the grass-roots level, the Company's sales representatives promote its products through a nationwide series of consumer "Demo Days" at local golf facilities. To further increase sales, the Company grants promotional incentives to qualified golf professionals to encourage them to introduce and recommend the Company's grip products to their customers. The Company also provides its products to PGA Tour professionals at no charge by supplying the various repair vans that service the professional tours from week to week.

         The Company promotes its headwear products through its various sales forces and by participating in industry trade shows. The Company believes that its best promotional opportunities in this area come through supplying caps to successful college teams, whose use of the Company's headwear influences the choice of headwear of other potential customers, such as team outfitters and sporting goods stores.

Manufacturing

         Golf  Grips.   On  December  21,  1996,  the  Company  entered  into  a
Manufacturing and Supply Agreement (the "Acushnet Supply Agreement") with Acushnet Rubber Company, Inc. ("Acushnet"). On April 4, 1997, the Company and Acushnet renegotiated certain aspects of their agreement. This agreement, as amended, makes Acushnet the exclusive supplier of non-cord grips to the Company, subject to the Company's ability to use other suppliers in the event Acushnet fails to meet production requirements, and requires that the Company purchase minimum annual volumes (commencing after January 1, 1999) at fixed prices specified in the contract. Acushnet is obligated to provide ongoing research and development with respect to grip compounds, manufacturing processes, and engineering and quality control support.

         The term of the Acushnet Supply Agreement expires on December 21, 2006, subject to the Company's right to extend the agreement for up to three additional periods of five years each. The Acushnet Supply Agreement is subject to termination by either party upon certain material breaches thereof or of the Equipment Lease described below. Upon termination of the Acushnet Supply Agreement by the Company arising out of a material breach by Acushnet, the Company may at its option repurchase any grip manufacturing equipment owned by Acushnet at fair market value. In addition, the Company may terminate the Acushnet Supply Agreement at any time upon written notice, and Acushnet may terminate the agreement upon ten months' prior written notice given on and after June 30, 1998, and payment by the terminating party to the other party of a termination fee, which includes the repurchase at prescribed values of the manufacturing equipment owned by Acushnet, an additional fee of $2,500,000 and other fees and commitments relating, among other things, to the transition of production operations.

         In connection with the Acushnet Supply Agreement, the Company leased to Acushnet the Company's specialized manufacturing equipment used in the production of its non-cord grips, pursuant to a Capital Lease Agreement dated as of December 21, 1996 (the "Equipment Lease"). Under the Equipment Lease, the Company granted to Acushnet an option to purchase the Company's manufacturing equipment. Further, the Equipment Lease terminates on December 31, 2006, at which time the equipment will be transferred to Acushnet at no further cost.

         The Company believes that Acushnet is a leading manufacturer of quality precision molded rubber components and that the manufacturing alliance with Acushnet will better enable the Company to focus on the development of its product innovation, marketing, and customer service and support capabilities. However, Acushnet has experienced start-up delays in the production of grips which has adversely affected the Company's customer relationships and results of operations, has impaired the Company's ability to satisfy its loan covenants and may make it more difficult for the Company to satisfy lending covenants in the future. The recent amendments to the Acushnet Supply Agreement provide the Company with a credit of $400,000 against future grip purchases, and additional purchase credits in the event Acushnet fails to meet production requirements. These credits may be reduced depending upon Acushnet's production beyond specified levels or as a result of its cancellation of stock options granted to it by the Company. The modified agreement also alters the future production and purchase requirements of the parties. The Company has also recently obtained certain modifications of its loan covenants that waive past covenant defaults and are intended to better enable the Company to satisfy such covenants in the future. The Company currently uses another third party manufacturer to produce its cord grips.

         All of the Company's grips are designed to Company specifications and are made of its proprietary rubber compound. Other than the Company's cord grips, which are compression molded, the Company's golf grips are produced through an injection manufacturing process in which a viscous compound is vertically injected into a seamless cavity, producing a finished grip that does not require buffing or grinding.

          In the ordinary course of its manufacturing process, the Company used various citrus-based, biodegradable solvents and paints. To date, the Company has not experienced any material environmental compliance problems.

         Athletic Headwear. The Company produces headwear primarily at its Oklahoma City facility. In 1995, the Company decided to consolidate the majority of its Tempe and Oklahoma City facilities capacities in a newly-leased 30,000 square foot facility in Oklahoma City. The resulting move was targeted at reducing overhead and improving productivity. In July 1996, the Company subleased approximately 11,000 square feet of space at its Tempe facility after the consolidation of headwear production.

          Upon receiving a headwear order, the Company works with the customer to design an appropriate logo or insignia, establish a color scheme, and choose the appropriate fabrics. The Company's art department creates a hand- drawn version of the logo that is computerized through the use of a digital scanning device. Computerized embroidering machines utilize this computer image to stitch the logo into the appropriate panels of the cap. Company employees then hand sew the remaining portions of the cap, including the bill and the sweatband. With each embroidering machine capable of stitching logos on several caps at once, production time for a "run" of caps averages about 30 minutes.

Product Development

         The Company believes that its future growth and success will depend significantly on its ability to increase market share with its present product lines while concurrently developing new products and product categories. In this regard, the Company's sales and other personnel work to conceive new product opportunities by creating prototypes and masters and by working with the Company's suppliers and customers to design and produce finished products. New grip products are tested through the Company's PGA tour representatives and sales force.

         The development of new golf club grips is influenced by the standards and interpretations promulgated by the United States Golf Association ("USGA"). The Company believes that it must develop products that comply with those standards even though they apply only to USGA-sanctioned competitive events.

         The Company tests its headwear products to ensure that they conform with Company and customer specifications relating to size and fit. In addition, the Company utilizes a variety of materials, including sanded cotton, washed denim, and leather suede, in an attempt to give each hat a distinctive look and feel, and continues to experiment with new materials.

Competition

         The Company's principal competitors in the golf grip market include Eaton/Golf Pride and Lamkin Corp., with Eaton's Golf Pride division currently maintaining a majority of the total golf grip market. These companies, as well as several other grip manufacturers with which the Company competes, have greater financial, marketing, and other resources than the Company. In addition, several OEMs that do not currently manufacture premium quality grips could, in light of their substantial resources, enter into this market segment. Competition in the grip market is intense.

         The golf industry is characterized by widespread imitation of successful product offerings and, consequently, the commercial success of the Company's grips has spawned several imitation grip products. These imitation grips appear cosmetically similar to the Company's grips and are typically priced lower, which has attracted and may continue to attract consumers and club manufacturers. The Company, however, believes that such imitation grips do not deliver the performance and durability of the Company's grips.

         The headwear market is large and also extremely competitive. The Company's principal competitors in the athletic headwear market include Texace and Imperial in the golf cap segment and Pro-Line, New Era, and DeLong in the team sports and college bookstore markets. Each of these companies may possess greater financial, marketing and other resources than the Company.

Proprietary Rights

         The Company relies upon patents and trademarks to establish and protect the Company's proprietary rights in its products and technologies. The Company's logo and the name "Royal Grip" have been registered as trademarks in the United States, Japan, and in other foreign countries. In addition, the Company has filed trademark applications relating to the names and configurations of several of the Company's products in the United States and in foreign countries, including Japan. The Company has also obtained design patents on some of its grips and applied for others that are pending. The Company protects its proprietary rubber compound and related technologies as trade secrets. Despite the safeguards undertaken by the Company, there can be no assurance that its proprietary rights are adequately protected or that competitors will not be able to produce golf club grips that successfully imitate the Company's designs and materials without infringing the Company's proprietary rights.

         In its headwear business, the Company licenses the trademarks of several organizations. It also from time to time seeks to trademark various "catch-phrases" that can be included on or used in connection with its sports apparel.

Employees

         As of March 1, 1997, the Company employed 151 persons on a full-time basis and 2 persons on a part time basis. In addition, the Company hires independent consultants and temporary help from time to time. Some of the Company's employees are highly skilled and the Company's continued success will depend in part upon its ability to retain these employees. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         Set forth below is information regarding the names, ages, positions, and offices with the Company of the executive officers of the Company. Information regarding directors of the Company is set forth in Item 10 of this Form 10-K Report.

         Danny Edwards, 45, has been Chairman of the Board and Chief Executive Officer since founding the Company in 1988, and served as President from 1988 to 1994. Mr. Edwards has played on the Professional Golf Association Tour since
1975 and has won five tournaments. Mr. Edwards was a three-time Collegiate All-American at Oklahoma State University and a member of the 1973 United States Walker Cup Team. Currently, Mr. Edwards competes annually in three to five PGA Tour events as well as selected regional tournaments and charity events in order to maintain his high profile in the golf industry. Mr. Edwards is also a principal of Danny Edwards Profile Sports ("Profile Sports"), which conducts corporate golf schools for executives throughout the country. Mr. Edwards' activities on behalf of Profile Sports occupy approximately 12 days of his professional time annually and afford him an opportunity to further promote the Company's products.

         Robert G.J. Burg, II, 40, has been the Company's President since February 1995. Mr. Burg joined the Company in January 1992 as the Regional Sales Manager for the Western Sales Region and became the Company's Senior Vice President, Marketing, Sales, and Tour Relations in January 1992, serving in that capacity until February 1995. For the five years prior to joining the Company, Mr. Burg was self-employed in the sporting goods industry as a distributor of sporting goods products, including ski and golf equipment.

         Thomas A. Schneider, 37, C.P.A., has been the Company's Vice President-Finance, since January 1996. Prior to joining the Company, Mr. Schneider served for five years as the Controller of Karsten Manufacturing Corp., the maker of Ping golf equipment. He has also served as Controller of various companies in the real estate and financial services industries.

                                ITEM 2 - PROPERTY

         The Company's principal executive offices and customer service operations are located in a 51,000 square foot leased facility in Tempe, Arizona. The Company's lease runs through November 1998. The Company currently subleases approximately 11,000 square feet of this facility. The Company recently signed a lease for a 30,000 square foot facility in Oklahoma City which runs through March 2001. The Company believes that its facilities are in good condition. Aggregate monthly rental payments for the Company's office and production facilities are approximately $26,000. Following the outsourcing of its grip manufacturing operations to Acushnet, the Company intends to either sublease or negotiate a termination of the lease for the remaining space at its Tempe, Arizona facility and relocate to a smaller, lower cost facility.

                           ITEM 3 - LEGAL PROCEEDINGS

         The Company is from time to time involved in legal proceedings of a character normally incident to its business and is not currently a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. No assurances can be given with respect to the extent of any such litigation in the future.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal year 1996.

                                     PART II

                 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                   SECURITIES AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation--National Market System ("The Nasdaq National Market") since September 23, 1993, under the symbol "GRIP." The following table sets forth the high and low per share sale prices of the Common Stock reported on The Nasdaq National Market for the two most recent fiscal years. The closing price of the Company's Common Stock on The Nasdaq National Market on March 14, 1997, the latest practicable date prior to the filing of this Form 10-K, was $3.9375.


                                                       Range of Sale Prices
                                                       --------------------
                                                        High           Low
                                                        ----           ---
Fiscal 1996
-----------
         First Quarter...............................  $ 8 1/2        $ 5 1/4
         Second Quarter..............................  $ 8            $ 4
         Third Quarter...............................  $ 5 5/8        $ 3 1/4
         Fourth Quarter..............................  $ 4 5/8        $ 1 3/4

Fiscal 1995
-----------
         First Quarter...............................  $ 6 3/4        $ 4
         Second Quarter..............................  $ 5 1/2        $ 3 1/2
         Third Quarter...............................  $ 6 1/2        $ 3 1/4
         Fourth Quarter..............................  $ 6 3/8        $ 3 3/4

         As of March 15, 1997 there were approximately 133 stockholder accounts of record of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

Recent Sales of Unregistered Securities

         On December 21, 1996, the Company granted to Acushnet stock options to purchase 250,000 shares of the Company's Common Stock. The options were granted as partial consideration for Acushnet's entering into the Acushnet Supply Agreement. All of the options were immediately vested and exercisable on the date of grant. The exercise price of 50,000 of the options is $4.00 per share, the closing sales price of the Company's Common Stock on the date of grant, and the exercise price of the remaining 200,000 options is $5.00 per share. All unexercised options expire on December 21, 1999, unless sooner canceled. Acushnet is entitled to cancel 166,667 of the options and receive compensation therefor in the form of a reduction of the Company's purchase credits for future grip purchases, unless Acushnet is then in breach of the agreement or unless such cancellation will not result in a positive earnings impact for the Company. In addition, in the event Acushnet terminates the agreement (other than as a result of a breach by the Company) all then unexercised options will be canceled and all profits realized or realizable by Acushnet (plus or minus the effect of certain tax liabilities or tax benefits to Acushnet) related to the sale of Common Stock acquired upon exercise of options must be paid to the Company as part of Acushnet's termination fee. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

         On May 14, 1996, the Company granted to EVEREN Securities, Inc. ("Everen"), the Company's financial consultant, stock options to purchase 30,000 shares of the Company's Common Stock. Such options were granted in connection with an engagement agreement between the Company and Everen pursuant to which Everen agreed to provide certain financial advisory and consulting services to the Company. The exercise price of the options is $6.50 per share. Of the 30,000 options granted to Everen, 3,750 options were vested and exercisable on the date of grant, and an additional 3,750 options were vested (and will vest) on the first day of each three month period commencing July 1, 1996. All options will vest immediately upon a change in control of the Company. All unexercised options will expire two years after vesting. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

         On June 19, 1996, the Company granted 25,000 stock options to a terminated employee as part of a severance package for such employee. The exercise price of 12,500 of the options was $8.50 per share and such options expire on July 14, 2001. The exercise price of the remaining 12,500 options was $12.25 per share and such options expire on November 23, 2001. All 25,000 options were vested and exercisable on the date of grant. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

         On March 24, 1996, the Company granted stock options to purchase an aggregate of 4,500 shares of the Company's Common Stock to the non-employee members of the Company's Board of Directors. Such options were granted pursuant to the Company's 1996 Non-Employee Director Stock Option Plan. All of the options granted to the non-employee directors were vested and exercisable on the date of grant and the exercise price of the options is $6.375 per share. All options granted to the non-employee directors expire six years after the grant date unless sooner terminated, forfeited or surrendered. All unexercised options will be forfeited 90 days after the holder ceases to be a member of the Board of Directors, except in the event of the death or disability of the director, in which case such options will be exercisable for one year after the date that such director ceases to be a member of the Board. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

Factors That May Affect Market Price of Stock

         The market price of the Company's Common Stock prevailing from time to time may be affected by a number of factors, including the factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors That May Affect Future Operating Results and Financial Condition" and other factors and conditions mentioned elsewhere in this Form 10-K Report. In addition, the market price and ownership of the Company's Common Stock are subject to the following risks and uncertainties:

No Cash Dividends
-----------------

         It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, earnings, and liquidity of the Company as well as other factors the Company's Board of Directors may deem relevant. Currently, the terms of the Company's loan agreements with its primary lender prohibit the declaration or payment of dividends.

Provisions Limiting Changes in Control
--------------------------------------

         The Company's Articles of Incorporation authorize the Company to issue "blank check" preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without shareholder approval, to issue preferred stock with dividend, conversion, redemption, liquidation, sinking fund, voting, and other rights which could adversely affect the voting power and rights of the holders of the Common Stock. Although the Company has no present intention of issuing any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future. In addition, the Company's Articles of Incorporation prohibit a substantial stockholder of the Company from significantly increasing its interest in the stock or assets of the Company without the consent of the Board of Directors and/or a super-majority vote of the stockholders of the Company, prohibit stockholders of the Company from calling a special meeting, and require that the Board of Directors be divided into three classes.

These provisions could have the effect of deterring unsolicited takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Control by Current Stockholders
-------------------------------

         The Company's present officers and directors and certain of their affiliates beneficially own approximately 38.5% of the outstanding shares of Common Stock of the Company (exclusive of options to purchase additional shares of Common Stock). In particular, Danny Edwards, the Company's Chairman and Chief Executive Officer, owns approximately 38.3% of the outstanding shares of Common Stock. Such concentration of ownership gives the Company's officers, directors, and affiliates significant influence over the activities of the Company and over all matters requiring approval of the stockholders, including, without limitation, electing or removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy.

Possible Volatility of Stock Price
----------------------------------

         The Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results, conditions in the golf grip and athletic headwear industries, changes in the general economy, and other factors could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price fluctuations, which have sometimes been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the Company's consolidated financial statements. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the independent auditors' reports thereon, are included elsewhere herein.

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                   1996         1995         1994         1993          1992
                                                   ----         ----         ----         ----          ----
                                                            (in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales......................................    $ 16,121    $ 17,373      $13,643       $12,176      $ 9,250
Cost of goods sold.............................      12,325      12,307        8,251         6,357        5,110
                                                   --------    --------      -------       -------      -------
         Gross profit..........................       3,796       5,066        5,392         5,819        4,140
Selling, general and administrative expenses...       6,017       7,512        5,301         3,355        2,717
Loss on write-down and disposition of property
              and equipment....................         446         531           29             3           --
Manufacturing outsourcing and acquisition
costs..........................................       1,053         111           --            --           --
Loss on write-off of intangibles...............         684          --           --            --           --
                                                   --------    --------      -------       -------      -------
         Income (loss) from operations.........      (4,404)     (3,088)          62         2,461        1,423
Interest expense...............................          52          63           47            94          236
Other income net...............................          10          19           95            38            3
                                                   --------    --------      -------       -------      -------
         Income (loss) before income taxes.....      (4,446)     (3,132)         110         2,405        1,190
Income taxes (benefit).........................          --        (359)          44           315           --
                                                   --------    --------      -------       -------      -------
         Net income (loss)(1)..................    $ (4,446)   $ (2,773)     $    66       $ 2,090      $ 1,190
                                                   ========    ========      =======       =======      =======
         Net income (loss)per share............    $  (1.63)   $  (1.01)     $   .02
                                                   ========    ========      =======

Pro Forma Statement of Operations Data(2):
Income before income taxes as reported.........                                            $ 2,405      $ 1,190
Special executive compensation expense(2)......                                                 --          333
                                                                                           -------      -------
         Pro forma income before
                  income taxes (1)(2)..........                                            $ 2,405      $ 1,523
                                                                                           =======      =======
Pro forma net income(1)(2).....................                                            $ 1,443      $   914
                                                                                           =======      =======
Pro forma net income per share(3)..............                                            $   .67      $   .51
                                                                                           =======      =======

BALANCE SHEET DATA (at period end):
Current assets.................................    $  3,360    $  4,244      $ 5,402       $ 7,906      $ 1,352
Current liabilities(4).........................       2,195       1,808        1,546           628        2,555
Total assets...................................       8,495      11,644       14,522        12,810        4,563
Long-term obligations, less current portion....         679         161          257            78          161
Stockholders' equity ..........................       5,621       9,674       12,447        11,774        1,847

(1) Net income and pro forma net income for 1992 include a non-recurring expense of $200,000 consisting of a fee paid to a financial advisor to cancel an option to purchase Common Stock of the Company. This option was granted in 1990 in connection with the placement of the convertible debentures.

(2) Prior to September 23, 1993 (the date of the Company's initial public offering), the Company elected to be treated as an S Corporation. As an S Corporation, the Company was not subject to federal (and some state) income taxes. The pro forma income from operations information has been computed by adjusting the Company's income from operations, as reported, to eliminate for the year ended December 31, 1992, special executive compensation expense in the form of a bonus in the amount of $333,000 paid to the Company's founder and Chief Executive Officer, in lieu of an S Corporation dividend, relating to the Company's 1991 net income. Pro forma net income information also reflects the provision for income taxes that would have been recorded had the Company been a C corporation for all periods, assuming an effective tax rate of 40% (after giving effect to available net operating loss carry forwards in 1991).

(3) Pro forma net income per share includes the weighted average shares outstanding, shares issued upon conversion of the Company's convertible debentures, common stock equivalents, and additional shares deemed to be outstanding. The additional shares deemed to be outstanding represent the number of shares (at an initial public offering price) sufficient to fund an S Corporation distribution of $3,000,000 which was made out of the proceeds of the offering. In calculating pro forma net income per share, interest expense and amortization of debt issuance costs net of tax related to the Company's convertible debentures totaling $23,000 and $99,000 have been added back to pro forma net income for the years ended December 31, 1993 and 1992, respectively.

(4) Includes $1,272,000 at December 31, 1992, of principal amount of, and accrued interest on, debentures that were converted into Common Stock immediately prior to the Company's initial public offering.

      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introduction

         For 1996, the Company recorded a reduction in net sales of $1.25 million and a net loss of $4.4 million. While the Company's headwear subsidiary experienced a slight increase in sales, sales in its grip business declined primarily due to an increase in lower priced OEM sales and a decrease in sales to the higher margin replacement and Japanese markets. Due to continued losses in the Company's headwear subsidiary, the Company wrote off intangible assets of $684,000 in 1996.

         In December 1996, the Company outsourced all of its production of non-cord grips to Acushnet. Although this arrangement is expected to have positive long-term implications to the Company's cost structure and to its research and development efforts, the Company incurred transaction and related costs of approximately $1.4 million in the fourth quarter of 1996 in connection with the transition of its manufacturing operations. Further, Acushnet has experienced start-up delays in the production of grips which has adversely affected the Company's customer relationships and results of operations, has impaired the Company's ability to meet its loan covenants and may make it more difficult for the Company to satisfy lending covenants in the future.

         The Company and Acushnet have renegotiated their agreement in light of Acushnet's production difficulties. In connection with this renegotiation Acushnet has agreed to provide the Company with a credit of $400,000 against future purchases of grips with possible additional credits in the event Acushnet does not meet certain production requirements. The credit may be reduced if Acushnet exceeds production requirements during the balance of 1997 or as a result of the cancellation of certain stock options granted to Acushnet. The supply agreement has also been amended to, among other things, alter future production and purchase requirements and provide for voluntary termination rights on the part of Acushnet. The Company has also recently obtained certain modifications of its loan covenants that waive past covenant defaults and are intended to better enable the Company to satisfy such covenants in the future.

         In addition to entering into the Acushnet agreement which establishes fixed pricing for its grips, the Company implemented a significant cost cutting program in 1996 which included closing its headwear production facility in Tempe, subletting approximately 11,000 square feet at its Tempe facility, converting its United Kingdom operations to a distributorship relationship, and reducing its management staffing and compensation as well as other general and administrative costs.

         The Company's ability to return to profitability is dependent upon a number of factors, including the ability of Acushnet to reach appropriate levels of production, effective cost management, particularly with respect to its headwear operations, growth in sales, and competitive factors.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:



                                                                               Years Ended
                                                                               December 31
                                                                               -----------
                                                           1996                  1995                    1994
                                                           ----                  ----                    ----
Net sales.........................................        100.0%                100.0%                  100.0%
Cost of Goods Sold................................         76.5                  70.8                    60.5
                                                          -----                 -----                   -----
         Gross profits............................         23.5                  29.2                    39.5
Selling, general, and administrative expenses.....         37.3                  43.2                    38.9
Other operating expenses..........................         13.5                   3.8                     0.0
                                                          -----                 -----                   -----
         Income (loss) from operations............        (27.3)                (17.8)                    0.6
Interest expense..................................          0.3                   0.4                     0.4
Other income (expenses) net.......................          0.1                   0.1                     0.6
                                                          -----                 -----                   -----
         Income (loss) before income taxes........        (27.5)                (18.1)                    0.8
Income taxes (benefit)............................          0.0                  (2.1)                    0.3
                                                          -----                 -----                   -----
         Net income (loss)........................        (27.5)%               (16.0)%                   0.5%
                                                          =====                 =====                   =====

 Fiscal Year Ended December 31, 1996 Versus Fiscal Year Ended December 31, 1995

         Net Sales. Net sales for the year ended December 31, 1996 decreased $1.25 million, or 7.5%, to $16.1 million from $17.4 million in 1995.

         Sales of golf grips in the domestic replacement and Japanese markets decreased by 22.7% and 28.2%, respectively, compared to 1995. OEM sales increased by 15.9% compared to 1995. This increase in OEM sales is reflective of new customer relationships with Odyssey Golf and Tommy Armour Golf. The Company attributes the decrease in Japanese and domestic replacement market sales to continued price pressure in both markets and a delay in the introduction of a new line of grips featuring new designs and a new compound. As a result of these factors, the percentage of sales of golf grips to the domestic replacement market decreased to 34.8% of total net sales of groups in 1996 from 42.9% in 1995, and grip sales to OEM's increased to 39.5% of total net sales of grips in 1996 from 29.5% in 1995.

         Sales of headwear accounted for 31.8% of total net sales in 1996 compared to 27.2% in 1995. This increase on a percentage basis is primarily the result of decreased grip sales and partially the result of an increase in headwear sales in 1996 of 8.1% as compared to 1995.

         International sales accounted for 20.8% of total net sales of the Company in 1996, compared to 22.2% in 1995.

         Gross Profit. Gross profit decreased $1.3 million, or 25.5%, to $3.8 million in 1996 from $5.1 million in 1995. As a percentage of net sales, gross margin decreased to 23.5% in 1996 from 29.2% in the previous year. The major factors contributing to the decrease in gross profit were the increased percentage of headwear sales (which has lower gross margins) to total sales, the overall decrease in grip sales which resulted in fixed expenses being spread over fewer units sold and the significant change in the grip sales mix as discussed above. Gross profit also was affected by modifications to its pricing policies directed at maintaining OEM market share and remaining price competitive in other golf grip markets. For the first two quarters of 1996, the Company experienced certain quality problems and delivery delays in the manufacturing of headwear, which contributed to the decrease in gross profit. The Company believes it has resolved such problems with the consolidation of headwear manufacturing locations and changes in headwear management. The 1995 gross profit was negatively impacted as a result of the start-up costs of the headwear production facility in Tempe, changes in sales mix to lower margin grips, and inventory write-offs and reserves of approximately $588,000.

         The Company expects that gross margins will improve in 1997 as a result of improved efficiencies in the manufacturing process related to the headwear business and the manufacturing and supply agreement (as amended) between the Company and Acushnet Rubber Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6.0 million in 1996, or 20.0%, from $7.5 million in 1995. This change was primarily attributable to decreases in advertising and promotion of $825,000, commissions of $122,000, travel and entertainment of $62,000 and a reduction of approximately 12 selling and administrative positions.

         Other Operating Expenses. In connection with the Acushnet Supply Agreement, the Company recorded significant transaction related expenses. The Company incurred severance expenses of $304,000 and professional and consulting fees of $246,000. In addition, the Company expensed $359,000 related to options granted to Acushnet with vesting upon date of grant and expensed $376,000 of capitalized leasehold improvements related to its corporate facilities which it plans to vacate in the near term. The Company also accrued $102,000 in rent expense related to the termination of its lease. In early 1996, the Company wrote-off approximately $100,000 of leasehold improvements upon the move of the headwear manufacturing facilities in Oklahoma City. In the fourth quarter of 1996, the Company wrote-off $684,000 of goodwill and covenants not to compete related to the Roxxi operations as the Company determined that these intangibles were not recoverable. In 1995, the Company incurred a loss on the write-down of property and equipment of $531,000 previously used in connection with various discontinued grip models and other equipment not used in oprations.

         Income From Operations. The Company reported a loss from operations of $4.4 million in 1996 compared to a loss of $3.1 million in 1995. This decrease in operating income is primarily attributable to the $1.4 million in expenses associated with the Acushnet transaction, the $684,000 loss on the write-off of Roxxi intangibles, and reduced sales of $1.3 million. During 1995, the Company incurred $1.5 million of charges related to the writedown of fixed assets, inventory and accounts receivable.

         Income Taxes. The Company did not record a tax benefit for the loss generated in 1996 as utilization of such loss in future periods is uncertain. The Company has a net operating loss carryforward of approximately $4.3 million which will expire for federal tax purposes in 2014 and for state tax purposes generally in 2000. The difference between the actual income tax benefit and the reported benefit by applying the statutory income tax rate consists primarily of a valuation allowance provided for the deferred tax assets related to the net operating loss carryforward and other deferred tax assets of $1.3 million at December 31, 1996. The Company recorded an income tax benefit of $359,000 in 1995 resulting from the carryback of the loss generated in 1995 to prior tax years.

 Fiscal Year Ended December 31, 1995 Versus Fiscal Year Ended December 31, 1994

         Net Sales. Net sales for the year ended December 31, 1995 increased $3.7 million, or 27.3%, to $17.4 million from $13.6 million in 1994.

         Sales of golf grips in the domestic replacement and Japanese markets increased by 13.6% and 13.8%, respectively, compared to 1994. Sales of grips in the OEM market increased by .6% compared to 1994. OEM sales dollars grew at a significantly lower rate in 1995 despite the 28.7% increase in OEM unit sales. This decrease in unit sales prices to OEM's reflects the implementation of volume pricing policies in 1995. The Company attributes the increase in the domestic replacement market largely to the introduction in 1995 of the Company's new sand wrap line of grips. As a result of these factors, the percentage of sales of golf grips to the domestic replacement market increased to 42.9% of total net sales of grips in 1995 from 39.6% in 1994, and grip sales to domestic OEMs decreased to 29.5% of total net sales of grips in 1995 from 30.8% in 1994.

         International sales accounted for 22.2% of total net sales of the Company in 1995, compared to 26.0% in 1994. This decrease is partly attributable to the increased percentage of headwear sales to total sales, as the Company's international sales consist largely of sales of grips. Sales of headwear accounted for 27.2% of total net sales in 1995 compared to 12.2% in 1994. This significant increase on a percentage basis is partially the result of including the Company's headwear operations in its results for a full year. The Company acquired its headwear subsidiary, Roxxi, Inc., on April 8, 1994. Sales of headwear increased $3.1 million in 1995 reflecting this first full year of operations, as well as the integration of the headwear sales into the grip sales force.

         Gross Profit. Gross profit decreased $326,000, or 6.0%, to $5.1 million in 1995 from $5.4 million in 1994. As a percentage of net sales, gross margin decreased to 29.2% in 1995 from 39.5% in the previous year. The major factors contributing to the decrease in gross profit were the start-up costs of the headwear production facility in Tempe, which resulted in inefficiencies related to the development and training of the labor force, the increased percentage of headwear sales (which has lower gross margins) to total sales, the effect of sales of economy grips, which also have lower margins, and the significant inventory write-offs and reserves referenced above. Gross profit also was effected by the new pricing policy established for OEM golf grip customers, as well as other modifications to its pricing policies directed at maintaining OEM market share and improving sales in other golf grip markets.

         The Company determined to eliminate its economy-priced grips from its product line in the fourth quarter of 1995 and concentrate on its higher performance grips. As a result, the Company recorded reserves as of December 31, 1995 of $188,000 related to its inventory of economy and other grips.

         The Company also recorded a $331,000 inventory write-down in 1995. During the first quarter of 1995, the Company sold certain selected inventory items in a bartering transaction to distribute its product internationally in areas where it did not have a current distribution system. In exchange, the Company received trade credit rights to be used in the purchase of goods and services over a three year period. No profit was recorded on the initial transaction and the rights were to be amortized as they were utilized. Although a plan of utilization is being pursued by the Company, no trade credit rights had been used as of December 31, 1995. Due to the uncertainty as to the timing and extent of the utilization of the trade credit rights, it was determined that such trade credits should be fully reserved. Any future use of the trade credit rights within the three year period will be recorded as cost reductions. The effect of these and other inventory charges, which aggregated $588,000, was a decrease in gross margins in 1995 of 3.4%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.5 million in 1995, or 41.7%, from $5.3 million in 1994. This change was attributable to increases in advertising and promotion of $658,000, commissions of $243,000 and salaries of $949,000, of which approximately $210,000 was severance pay relating in part to a realignment of management.

         Other Operating Expenses. In 1995, the Company incurred a loss on the write-down of property and equipment which had been used in connection with various types of grips which have been discontinued by the Company.

         Income From Operations. The Company had a loss from operations of $3.1 million in 1995 compared to operating income of $62,000 in 1994. This substantial decrease in operating income is primarily attributable to the $1.9 million operating loss at the Roxxi headwear operation, reflecting the costs associated with the start-up of the Tempe operations, and the $1.5 million of one-time charges discussed above. Of these one-time charges, $1.1 million had no cash impact in 1995 and will have no future impact.

         Income Taxes. The Company recorded an income tax benefit of $359,000 in 1995, due to the loss incurred in 1995, compared to a provision of $44,000 in 1994 and $315,000 in 1993. The Company carried the net operating loss back to September 23, 1993. Prior to this date, the Company had elected to be taxed as an S Corporation and, therefore, was not subject to federal (and some state) income taxes. The Company recorded deferred income taxes of $195,000 at this date for the cumulative temporary differences. After the effect of the carryback, the Company has a net operating loss carryforward of approximately $2,991,000 which will expire for federal purposes in 2010 and for state purposes generally in 2000. The difference between the actual income tax benefit and the reported benefit by applying the statutory income tax rate consists of a valuation allowance provided for the deferred tax asset related to the net operating loss carryforward and other deferred tax assets of $776,000 at December 31, 1995. The Company has an income tax refund receivable related to the carryback of $101,000 at December 31, 1995.

 Fiscal Year Ended December 31, 1994 Versus Fiscal Year Ended December 31, 1993.

         Net Sales. Net sales for the year ended December 31, 1994, increased $1.5 million, or 12.0%, to $13.6 million from $12.2 million in 1993. Sales of golf grips in the domestic replacement and OEM markets increased by 13.0% and 7.8%, respectively, compared to 1993. These percentages represented significantly lower rates of growth than the Company has previously achieved in those markets. Grip sales in the Japanese market declined by 26.9% from the 1993 total. The weak Japanese economy in this period, which has historically accounted for approximately one-third of the Company's business, had an adverse effect on sales in that market.

         The Company's 1994 sales figures were also negatively impacted by the delayed introduction of the Company's new cord grip. Expected to be in full production by the first quarter of 1994, volume shipments did not begin until the second quarter of 1994, well into the latter part of what historically has been the Company's strongest selling period.

         The consolidated sales growth was attributable to the additional revenue provided by the Company's Roxxi, Inc. subsidiary, which the Company acquired during the second quarter of 1994. Roxxi's fourth quarter 1994 sales increased 25% over sales in the third quarter.

         Gross Profit. Gross profit decreased $427,000, or 7.3%, to $5.4 million in 1994 from $5.8 million in 1993. As a percentage of net sales, gross margin also decreased to 39.5% in 1994 from 47.8% in the previous year. This decline in gross profits and gross margin was attributable to the Company's addition to its product line of lower margin cap sales from its Roxxi, Inc. subsidiary. In the fourth quarter of 1994, the Company began operations of its Tempe, Arizona, cap manufacturing facility. Gross profits were adversely affected by low production volume, increased training and hiring costs, and other expenditures relating to the commencement of the new operations. Gross margin also suffered as a result of the Company's adoption of certain new pricing policies in its grip sales, including a volume pricing policy for OEM customers in all markets.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased to $5.3 million in 1994, or 58%, from $3.4 million in 1993. This change was attributable to increases in salaries and related benefits of $1.1 million, professional fees of $370,000, and advertising and promotion of $268,000. Of the total increase of $1.9 million, $687,000 were Roxxi expenses, some of which are included in the breakdown above.

         Income From Operations. Income from operations decreased $2.4 million to $62,000 in 1994 from $2.5 million in 1993. This substantial decrease in operating results was primarily attributable to the losses incurred by the Roxxi operation, a significant reduction in gross margins on sales to OEMs, and cost increases to strengthen the Company's selling and marketing programs. In addition, large one-time expenditures were incurred to move the Company's administrative and manufacturing operations to a new facility and for professional fees related to the administration and settlement of legal proceedings filed against the Company in 1993.

Liquidity and Capital Resources

         In recent periods the Company has financed its operations through internally generated funds and borrowings. The Company used $314,000 in cash to fund operating activities during 1996. Although the Company experienced a net loss of $4.4 million in 1996, the cash used from operations was only $314,000 primarily due to the non-cash effect from the write-off of property and equipment, the increase of allowance for doubtful accounts and inventory reserves, the expensing of certain stock options granted, and depreciation and amortization. In 1996, the Company received cash proceeds of $740,000 from the sale of certain fixed assets. In 1995, operating activities produced $566,000 in cash. The Company generated cash flow from operating activities although it experienced a net loss for 1995 primarily due to the effect of the property and equipment and inventory write-offs, which were primarily non-cash, and depreciation and amortization.

         The Company's Equipment Lease with Acushnet will provide approximately $450,000 in annual payments to the Company.

         At December 31, 1996, the Company had positive working capital of $1.2 million, down from $2.4 million at December 31, 1995. The decrease in working capital is primarily the result of expenses incurred related to the Acushnet transaction and a decrease in inventory of $339,000.

         In February 1997, the Company entered into a new line of credit facility and term loan with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth, debt service coverage and minimum income requirements and prohibit dividend payments and limit capital expenditures. At December 31, 1996, the Company was in breach of certain covenants in its prior line of credit, which breaches were waived by the lender until the Company was able to refinance its line of credit. Due to Acushnet's start-up delays in the production of grips, the Company's ability to satisfy its new loan covenants has been impaired, which has caused the Company to obtain a waiver of any breaches of such covenants and modification of such covenants in the future. The inability of the Company to meet its current or future loan covenants could result in an acceleration of its indebtedness or restrict the Company's access to such loans, which would impair the Company's ability to fund its operations unless or until the Company secures an alternative source of funding. There can be no assurance that the Company would be able to secure an alternative source of funding. See Notes 7 and 17 to Notes to Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

         In the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carry amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Due to the historical losses at Roxxi, the Company determined that the intangibles acquired as part of the Roxxi acquisition were not recoverable and consequently wrote-off $684,000 during 1996.

         In 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock Based Compensation, which establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity aquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 encourages, but does not require, companies to record compensation costs for stock-based employee compensation. The Company has recorded expenses equal to the fair value of certain stock options granted to non-employees over the vesting period of the related options. In 1996, the Company recorded expenses of $394,000 pursuant to SFAS No. 123.

Backlog

         Ordinarily, because the Company fills many of its orders within 48 hours after receipt of a purchase order, backlog is insignificant. Although many of the Company's OEM customers provide the Company with purchase orders weeks or months prior to the requested date, these orders are generally cancelable without penalty, as is customary in the industry.

Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward- looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements, in the Item captioned "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 1996, and in the Current Reports on Form 8-K filed by the Company in 1996, on January 6, 1997, and on February 6, 1997.

Factors That May Affect Future Operating Results and Financial Condition

         The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company's future operating result and financial condition.

Losses from Operations and Decline in Working Capital
-----------------------------------------------------

         The Company's income from operations has decreased significantly in recent years. The Company attributes these results to a variety of factors, including a decline in overall grip sales and an increase in lower margin OEM sales as a percentage of total grip sales, delays in the introduction of certain new grips, expenses incurred in connection with headwear production, a one-time charge to earnings related to a barter transaction, expenses incurred resulting from fixed asset, inventory and accounts receivable write-offs, the write-off of Roxxi intangible assets, and expenses incurred in connection with the transition of grip manufacturing to Acushnet. Although the Company has instituted programs to reduce expenses, there can be no assurance that the Company will not sustain losses in the future. In addition, the Company's cash and cash equivalents and working capital have also decreased significantly in recent years. The Company finances its expenditures, in part, through a $1.75 million revolving line of credit and a $700,000 term loan. The Company's access to this line of credit and term loan may be restricted in the event the Company fails to satisfy certain debt covenants, of which there can be no assurance. The Company recently was in default of certain loan covenants and obtained waivers and modifications of such covenants to better enable the Company to satisfy such covenants in the future. In the event the Company fails to achieve budgeted levels of sales, gross margins, and expenses, it may require additional funds to finance its operations. There can be no assurance that the Company will be able to obtain these funds on terms and conditions acceptable to the Company, if at all.

Use of Third Party Suppliers
----------------------------

         The Company currently purchases and for an indefinite period of time intends to purchase its entire supply of grips from two third party suppliers, including Acushnet, and anticipates that all of its grips may eventually be supplied by Acushnet. Acushnet has experienced start-up delays in the production of grips which has adversely affected the Company's customer relationships and results of operation, impaired the Company's ability to satisfy loan covenants, and may make it more difficult for the Company to satisfy lending covenants in the future. Although the Company has modified its agreement with Acushnet and has obtained modifications and waivers of certain of its loan covenants resulting from Acushnet's production difficulties, any further delay or disruption in the supply of grips to the Company would have a material adverse impact on the Company's business and may cause the Company to be in violation of its loan covenants. The Company currently has no back-up source of supply or other contingency plans in the event the Company encounters any disruption or termination in the supply of its grips, and any transition to alternative suppliers or the resumption of in-house manufacturing operations by the Company would result in production delays, the loss of sales and key customers, and would materially and adversely affect the Company's financial condition and results of operation. Although the Company believes that it has certain remedies available to it under its agreement with Acushnet arising out of Acushnet's production delays, there can be no assurance that the Company would be able to successfully pursue such remedies or that such remedies would adequately compensate the Company for any losses incurred by it as a result of Acushnet's delays.

Competition
-----------

         The overall market for sports equipment and golf grips in particular is highly competitive. The principal competitors for the Company's golf grip products include Eaton/Golf Pride and Lamkin Corp., with Eaton's Golf Pride division currently maintaining a majority of the total golf grip market. In addition to its major golf grip competitors, several other golf grip manufacturers with whom the Company competes, as well as several golf club manufacturers that do not currently manufacture premium quality golf grips but could enter this market segment, have greater financial, marketing, and other resources than the Company. In addition, the availability of imitation, less costly grips manufactured by other companies have attracted and may continue to attract consumers and club manufacturers.

         The athletic headwear industry is characterized by an extremely competitive and wide-open environment. Many of the Company's competitors in this industry possess significantly greater financial, marketing, and other resources than the Company.

Customer Concentration
----------------------

         The Company's sales of golf grips to OEMs account for a significant percentage of the Company's total net sales. The Company currently provides golf club grips used on many of Cobra's premium golf club lines, which accounted for 11.7% of the Company's total net sales in 1996, and all of the grips used on Odyssey's various mens' putter models. The Company also supplies grips to other OEMs such as Titleist, Bridgestone, Henry-Griffitts, Mizuno, Tad Moore Golf, and is the primary vendor for Tommy Armour Golf. A substantial decrease in sales to any of the Company's major OEM customers would have a material adverse impact upon the Company's business. Further, there can be no assurance that sales to OEMs will continue to increase.

         Precision Japan, the exclusive Japanese distributor of the Company's golf grips and athletic headwear, accounted for a substantial portion of the Company's total net sales over the last three years. The Company and Precision Japan have entered into a ten-year agreement expiring in 2001 under which Precision Japan has been granted exclusive distribution rights to the Company's products for Japan and certain other Far Eastern countries. Precision Japan may renew this agreement for successive five-year terms. The agreement is terminable by either party for cause or if they fail to agree upon pricing terms, or by Precision Japan at any time upon six months notice to the Company. While the Company currently enjoys a good relationship with Precision Japan, the loss of Precision Japan as a distributor of the Company's products would have a significant adverse effect on the Company's business.

International Sales
-------------------

         A large percentage of the Company's total net sales during 1996, 1995, and 1994 were derived from international sales, which primarily consisted of sales of golf club grips. The Company uses distributors to sell its products in foreign markets, including the United Kingdom, Japan, Sweden and Canada. Sales to Precision Japan, the Company's exclusive distributor for Japan, accounts for the substantial percentage of the Company's international sales. Precision Japan has begun to market the Company's athletic headwear products as well, primarily targeting the golf market. However, the Japanese economy has been relatively stagnant and the Company's Japanese sales have decreased in recent years. The Company anticipates that international sales will continue to decrease. In addition, the Company's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties, general economic conditions and other factors. The Company seeks to mitigate its direct exposure to exchange rate fluctuations by transacting most international business in United States dollars.

Development and Introduction of New Products
--------------------------------------------

         The Company believes that its future growth and success will depend significantly on its ability to increase its market share with its present product lines while concurrently developing new products and product categories. The Company will be reliant to a large extent on Acushnet with respect to new compounds and product innovations. There can be no assurance that the Company will be able increase its market share with its existing product line or that the Company's alliance with Acushnet will result in new product offerings or that any new products introduced will be successful. The development of new golf club grips is influenced by the standards and interpretations promulgated by the United States Golf Association ("USGA"). The Company believes that it must develop products that comply with those standards even though they apply only to USGA-sanctioned competitive events. Although the Company believes that all of its grips comply with USGA standards, there can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect sales of the Company's products.

Seasonality; Fluctuations in Operating Results
----------------------------------------------

         Golf is generally considered a warm weather sport. Accordingly, the Company has historically enjoyed its strongest sales in the first and second quarters in anticipation of consumer purchases of golf products during the second and third quarters, the principal selling season for golf equipment. The increased sales during this period result in a corresponding build up of receivables. Income from operations is typically lower in the third and fourth quarters as fixed operating costs are spread over a generally lower sales volume. In order to minimize the effect of seasonality, the Company builds product inventories during the third and fourth quarters to allow the Company to use its production resources more effectively. The timing of orders from OEM customers and fluctuations in demand due to the sudden popularity or decline in popularity of specific golf clubs manufactured by customers also may contribute to quarterly or other periodic fluctuations.

Dependence on Discretionary, Consumer Spending
----------------------------------------------

         Sales of golf equipment historically have been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions and the popularity of golf in general. A decrease in consumer spending on golf equipment could have an adverse effect on the Company's business and operating results.

Protection of Proprietary Rights
--------------------------------

         The Company has obtained design patents on some of its grips, although it has elected not to pursue patents with respect to its proprietary rubber compounds and related technologies. The Company also seeks trademark protection in an effort to establish and protect various proprietary rights. Despite the safeguards undertaken by the Company, there can be no assurance that its proprietary rights are adequately protected or that competitors will not be able to produce products that successfully imitate the Company's designs and materials without infringing the Company's proprietary rights.

Raw Materials
-------------

         The primary raw material used in the Company's proprietary rubber formula is ethylene propylene diene monomer ("EPDM"), a petroleum-based product that is subject to price fluctuations. Prior to entering into the Acushnet Supply Agreement, the Company acquired EPDM from only one source. Certain additional components used in the Company's products were available or supplied by only one source and others were available from limited sources. In the event the Company's grip suppliers were to experience an unplanned reduction or interruption in raw material from the suppliers of such materials, the Company's results of operations would be adversely affected until alternative sources could be established. Moreover, operating results could be adversely affected by the receipt of defective raw materials or products, an increase in prices by suppliers, or the inability to obtain lower prices to respond to competitive pricing pressures.

Dependence on Chief Executive Officer
-------------------------------------

         The Company's success depends upon the continued efforts of Danny Edwards, the Company's founder, Chairman, Chief Executive Officer, and substantial stockholder. Mr. Edwards' standing in the professional golf world has afforded the Company exceptional opportunities to introduce its products to both Tour and club professionals, an important factor that was critical to the Company's early success. Similarly, Mr. Edwards' status as a former winner of the Japanese Masters tournament enabled the Company to gain an introduction to, and increase penetration within, the Japanese market. The loss of Mr. Edwards' services would have a material adverse effect upon the Company's operations. The Company currently does not have an employment agreement with Mr. Edwards.

        ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Reports of Ernst & Young LLP and KPMG Peat Marwick LLP and the Consolidated Financial Statements of the Company as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, follow:

                          Independent Auditors' Report



The Board of Directors and Stockholders
Royal Grip, Inc.

We have audited the accompanying consolidated balance sheets of Royal Grip, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at
Item 14(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Grip, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                                              /s/ Ernst & Young LLP

Phoenix, Arizona
February 14, 1997,
except as to Notes 12
and 17, as to which
the date is April 11, 1997.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Royal Grip, Inc:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Royal Grip, Inc. and subsidiaries ("Royal Grip") for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting priciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Royal Grip for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

Phoenix, Arizona
February 24, 1995

                                Royal Grip, Inc.

                           Consolidated Balance Sheets

                                                                                December 31
                                                                         ----------------------------
                                                                                 1996            1995
                                                                         ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                             $     38,099    $    413,345
   Trade accounts receivable (net of allowance for doubtful accounts of
   $549,455 in 1996 and $227,070 in 1995)                                   1,593,554       1,864,012
   Income tax refund receivable                                                  --           101,139
   Inventories, net                                                         1,381,215       1,720,296
   Prepaid expenses                                                            39,628          54,252
   Current portion of net investment in lease                                 214,506            --
   Other current assets                                                        92,929          90,576
                                                                         ------------    ------------
Total current assets                                                        3,359,931       4,243,620

   Property and equipment, net                                              1,925,056       6,258,292
   Net investment in lease, less current portion                            2,907,494            --
Intangibles, net                                                              251,554       1,083,240
Other assets                                                                   51,250          58,675
                                                                         ------------    ------------
                                                                         $  8,495,285    $ 11,643,827
                                                                         ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit                                                        $     60,000    $       --
   Trade accounts payable                                                     829,211         900,501
   Accrued payroll and commissions                                            220,390         236,943
   Accrued expenses                                                           878,436         534,182
   Current portion of long-term debt and capital leases                       207,230         136,643
                                                                         ------------    ------------
Total current liabilities                                                   2,195,267       1,808,269

Long-term debt and capital leases, less current portion                       671,054         161,422
Other liabilities                                                               8,147            --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.001 per share.  Authorized 5,000,000
         shares; none issued                                                     --              --
   Common stock, par value $.001 per share.  Authorized
         15,000,000 shares; 2,734,678 shares issued and
         outstanding in 1996 and 1995                                           2,735           2,735
   Additional paid-in capital                                              12,592,906      12,199,288
   Accumulated deficit                                                     (6,974,824)     (2,527,887)
                                                                         ------------    ------------
Total stockholders' equity                                                  5,620,817       9,674,136
                                                                         ------------    ------------
                                                                         $  8,495,285    $ 11,643,827
                                                                         ============    ============

See accompanying notes.

                                Royal Grip, Inc.

                      Consolidated Statements of Operations

                                                                              Year Ended December 31
                                                                    1996               1995                1994
                                                             ------------------ ------------------- ------------------
Net sales                                                           $16,120,617         $17,373,451        $13,643,139
Cost of goods sold                                                   12,324,745          12,307,334          8,251,258
                                                             ---------------------------------------------------------
Gross profit                                                          3,795,872           5,066,117          5,391,881
Selling, general and administrative expenses                          6,016,913           7,512,092          5,300,997
Loss on write-down and disposition of property and
   equipment                                                            446,166             530,788             28,710
Manufacturing outsourcing and acquisition costs                       1,052,900             110,754                  -
Loss on write-off of intangibles                                        684,329                   -                  -
                                                             ---------------------------------------------------------
Income (loss) from operations                                        (4,404,436)         (3,087,517)            62,174

Other income (expense):
   Interest income                                                       11,123              25,524             83,753
   Interest expense                                                     (52,348)            (62,904)           (47,010)
   Other income (expense), net                                           (1,276)             (7,424)            10,711
                                                             ---------------------------------------------------------
Income (loss) before income tax benefit (expense)                    (4,446,937)         (3,132,321)           109,628
Income tax benefit (expense)                                                  -             359,000            (44,000)
                                                             ---------------------------------------------------------
Net income (loss)                                                   $(4,446,937)        $(2,773,321)       $    65,628
                                                             =========================================================

Net income (loss) per share                                         $     (1.63)        $     (1.01)   $           .02
                                                             =========================================================

Shares used in computation                                            2,734,678           2,734,678          2,725,229
                                                             =========================================================

See accompanying notes.

                                Royal Grip, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                              Additional       Retained            Total
                                                               Common          Paid-In         Earnings        Stockholders'
                                                                Stock          Capital         (Deficit)          Equity

Balances at January 1, 1994                                         $2,650      $11,591,808    $    179,806         $11,774,264
   Issuance of common stock upon purchase of
         subsidiary                                                     85          607,480               -             607,565
   Net income                                                            -                -          65,628              65,628
                                                           --------------------------------------------------------------------
Balances at December 31, 1994                                        2,735       12,199,288         245,434          12,447,457
   Net loss                                                              -                -      (2,773,321)         (2,773,321)
                                                           --------------------------------------------------------------------
Balances at December 31, 1995                                        2,735       12,199,288      (2,527,887)          9,674,136
   Issuance of stock options to nonemployees                             -          393,618               -             393,618
   Net loss                                                              -                -      (4,446,937)         (4,446,937)
                                                           --------------------------------------------------------------------
Balances at December 31, 1996                                       $2,735      $12,592,906    $ (6,974,824)        $ 5,620,817
                                                           ====================================================================

See accompanying notes.

                                Royal Grip, Inc.

                      Consolidated Statements of Cash Flows

                                                                                  Years Ended December 31

                                                                            1996            1995            1994
                                                                      ---------------- --------------- ---------------
Cash flows from operating activities
Net income (loss)                                                         $ (4,446,937)    $(2,773,321)   $     65,628
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                             1,652,981       1,948,196       1,577,890
   Allowance for doubtful accounts                                             322,385          83,010          54,417
   Loss on write-down and disposition of property and
            equipment                                                          446,166         530,788          28,710
   Loss on write-off of intangibles                                            684,329               -               -
   Inventory write-down and reserves                                           117,827         588,203               -
   Issuance of stock options to nonemployees                                   393,618               -               -
   Deferred income taxes                                                             -        (272,000)        (58,000)
Changes in operating assets and liabilities:
   Trade accounts receivable                                                   (51,927)       (572,502)       (308,385)
   Income tax refund receivable                                                101,139         349,800        (450,939)
   Inventories                                                                 221,254        (191,713)       (900,115)
   Prepaids and other current assets                                            12,271         121,126         (99,785)
   Other assets and intangibles                                                (23,561)         37,514          99,389
   Trade accounts payable and accrued expenses                                 256,411         716,762          40,084
                                                                      ---------------- --------------- ---------------
Net cash provided by (used in) operating activities                           (314,044)        565,863          48,894

Cash flows from investing activities
Purchases of property and equipment                                         (1,449,593)       (830,842)     (4,073,877)
Proceeds from sale of property and equipment                                   740,025          34,229          11,650
Payment for purchase of Roxxi, Inc., net of cash acquired                            -               -        (317,574)
                                                                      ---------------- --------------- ---------------
Net cash used in investing activities                                         (709,568)       (796,613)     (4,379,801)

Cash flows from financing activities
Proceeds from issuance of long-term debt                                       726,309          36,155               -
Repayments on long-term debt and capital leases                               (146,090)       (105,969)       (629,878)
Increase in restricted cash                                                          -               -          40,480
Increase (decrease) in revolving line of credit                                 60,000        (480,000)        300,000
Increase in other liabilities                                                    8,147               -               -
                                                                      ---------------- --------------- ---------------
Net cash provided by (used in) financing activities                            648,366        (549,814)       (289,398)
                                                                      ---------------- --------------- ---------------
Net decrease in cash and cash equivalents                                     (375,246)       (780,564)     (4,620,305)
Cash and cash equivalents at beginning of year                                 413,345       1,193,909       5,814,214
                                                                      ---------------- --------------- ---------------
Cash and cash equivalents at end of year                                  $     38,099    $    413,345   $   1,193,909
                                                                      ================ =============== ===============

See accompanying notes.

                                Royal Grip, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Summary of Significant Accounting Policies

Description of Business

Royal Grip, Inc. (Company) designs and manufactures golf club grips and athletic headwear. The Company's products are sold throughout the United States as well as internationally, largely Japan and the United Kingdom. During December 1996, the Company outsourced the manufacturing of their golf club grips (see Note 12).

Principles of Consolidation

The consolidated financial statements include the financial statements of Royal Grip, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. All of the companies operate within the sports industry; therefore, no segment information is provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of weighted average cost or market.

Intangible Assets

Intangible assets consist of trademarks, covenants not to compete and goodwill primarily arising from the acquisition of Roxxi, Inc. (Roxxi) (see note 2). Costs incurred in securing trademark rights are amortized over a 20-year period. As part of the acquisition of Roxxi, the Company purchased two covenants not to compete. Covenants not to compete are amortized on a straight- line basis over the contractual lives which range from two to five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of Roxxi, is

                                Royal Grip, Inc.

1. Summary of Significant Accounting Policies (continued)

amortized on a straight-line basis over the period of expected benefit of 15 years. Due to the historical losses of Roxxi, during the fourth quarter of 1996, the Company assessed the recoverability of Roxxi intangibles based upon expected future undiscounted cash flows of Roxxi and other relevant information. Based on this evaluation, the Company determined that the recoverability of goodwill and covenants not to compete were impaired, and consequently, recorded a loss of $684,329 to write-off the related assets.

Property and Equipment

Property and equipment is stated at cost or, if acquired under capital lease, at the lower of the present value of minimum lease payments or fair value at the inception of the lease.

Depreciation of property and equipment is provided over estimated useful lives of three to twelve years on the straight-line method. Equipment under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Amortization of capitalized leases is included in depreciation and amortization expense.

Revenue Recognition

The Company recognizes revenues as of the date merchandise is shipped to its customers.

Income Taxes

The Company accounts for income taxes under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Advertising

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 approximated $621,000, $1,446,000 and
$788,000, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to dilutive stock options in 1994. Stock options were not included in 1996 and 1995 since they were antidilutive.

                                Royal Grip, Inc.

1. Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

The Company adopted SFAS No. 123 "Accounting for Stock Based Compensation" in 1996 related to stock options granted to nonemployees. Expense equal to the fair value of the options granted to nonemployees is recorded over the vesting period of the related options. The adoption of SFAS No. 123 did not have a material impact on the consolidated operations of the Company.

Long-Lived Assets

         The Company adopted in 1996, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by these assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Due to the historical losses at Roxxi, the Company determined that the property and equipment and goodwill acquired as part of the Roxxi acquisition may not be recoverable through the undiscounted cash flow of the Roxxi operation. The Company's estimate of the fair value, less selling costs, of the property and equipment exceeded its net carrying value, and accordingly, no loss was recorded related to the property and equipment. However, the Company wrote-off the goodwill and covenants not to compete related to the Roxxi acquisiton.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred successive losses and, in order for the Company to continue as a going concern, the Company must achieve profitable operations in the near term. If not successful in achieving profitable operations, the Company could be placed in default of certain debt covenants which could accelerate the maturity of outstanding debt balances or restrict the Company's access to the loans. In the event the Company fails to achieve budgeted levels of sales and expenses, it may be required to obtain additional funds to finance its operations. There can be no assurance that the Company will be able to obtain these funds on terms and conditions acceptable to the Company, if at all.

Management's plans with respect to achieving profitable operations include outsourcing its golf club grip manufacturing during 1997 (see Note 12) to Acushnet Rubber Company, Inc. (Acushnet) in order to decrease and fix its grip manufacturing costs. Acushnet has experienced start-up delays in the production of grips, which has adversely affected the Company's customer relationships. Accordingly, the Company is experiencing losses in early 1997 greater than anticipated. The Company has entered into an agreement with Acushnet whereby Acushnet will reimburse the Company for amounts which approximate the gross margin on sales lost as a result of failure to produce sufficient quantities.

                                Royal Grip, Inc.

1. Summary of Significant Accounting Policies (continued)

The Company's plans also include cost reductions, improving purchasing arrangements, new product introductions, and changes to the headwear manufacturing process. Management has also developed production, sales and financing plans that call for significant improvements in 1997, including a significant improvement in net income (loss). Management believes that these plans, when coupled with available credit facilities, and the improved operations subsequent to year-end will enable the Company to continue as a going concern at least through December 31, 1997.

2. Acquisition of Roxxi

On  April  12,  1994,  the  Company   completed  its  acquisition  of  Roxxi,  a
manufacturer of athletic headwear, located in Oklahoma City, Oklahoma. Operations of Roxxi from that date have been included in the consolidated financial statements. The purchase price was $1,250,692, consisting of $369,877 in cash, issuance of 84,678 unregistered shares of common stock valued at $607,565, and issuance of a note payable with a net present value of $273,250 for a covenant not to compete. In addition, the Company granted an option to an employee of Roxxi to acquire 28,226 shares of common stock at the market value on the closing date. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition determined by management estimates, as follows:

              Cash                                        $     52,303
              Trade accounts receivable                        304,624
              Inventories                                      325,834
              Prepaid expenses                                  18,723
              Property and equipment                           418,371
              Goodwill                                         641,311
              Covenants not to compete                         543,250
              Other assets                                       3,841
              Revolving line of credit                        (180,000)
              Trade accounts payable                           (74,683)
              Accrued expenses                                (308,178)
              Long-term debt                                  (474,897)
              Other liabilities                                (19,807)
                                                          ------------
                                                          $  1,250,692
                                                          ============

                                Royal Grip, Inc.

2. Acquisition of Roxxi (continued)

The following financial information presents the unaudited pro forma combined results of the Company for the year ended December 31, 1994 as if the Roxxi acquisition had occurred at the beginning of the period.


          Net sales                                           $14,259,000
          Net income                                               97,000
          Earnings per share                                          .04

The above pro forma results give effect to (1) estimated adjustments to net sales, cost of goods sold, selling, general and administrative expenses, including amortization of intangibles resulting from the acquisition, and (2) estimated income tax effects thereon. The pro forma information presented is for informational purposes only and is not necessarily indicative of future earnings or of what the earnings actually would have been had the combination been consummated at the beginning of the period.

3. Intangible Assets

Intangible assets at December 31 consist of the following:

                                                 1996               1995
                                            -------------------------------

      Goodwill                               $         -        $   641,311
      Covenants not to compete                         -            543,250
      Trademarks and patents                     317,958            298,522
                                            -------------------------------
                                                 317,958          1,483,083
      Less accumulated amortization              (66,404)          (399,843)
                                            -------------------------------
                                             $   251,554         $1,083,240
                                            ===============================


Amortization of intangibles expense of $178,343, $220,574 and $168,377 was recorded in 1996, 1995 and 1994, respectively. During the fourth quarter of 1996, the Company wrote off the goodwill and covenants not to compete related to the acquisition of Roxxi aggregating $684,329.

                                Royal Grip, Inc.

4. Inventories

Inventories consist of the following:


                                           1996               1995
                                 ------------------------------------

Finished goods                         $   849,769         $1,144,516
Work in process                            100,092            188,677
Raw materials                              476,354            575,306
                                 ------------------------------------
                                         1,426,215          1,908,499
Less reserves                             (45,000)          (188,203)
                                 ------------------------------------
                                        $1,381,215         $1,720,296
                                 ====================================

During the first quarter of 1995, the Company sold certain inventory in a bartering transaction in exchange for trade credit rights to be used in the purchase of goods and services over a three year period. No profit was recognized on the initial transaction and the rights were to be amortized as they were utilized. Due to the uncertainty as to the timing and extent of utilization of the trade credit rights, management recorded a write-down in expense to cost of goods sold of the trade credit rights of approximately $331,000 in 1995. No trade credit rights had been used as of December 31, 1996.

During the fourth quarter of 1995, management recorded approximately $188,000 in expense to cost of goods sold to reserve for certain excess and obsolete inventory.

5. Property and Equipment

Property and equipment consist of the following at December 31:

                                                                   1996                 1995
                                                           -----------------------------------------
Machinery and equipment                                            $  1,406,160         $  7,894,240
Furniture and fixtures and office equipment                           1,391,698            1,023,241
Transportation                                                           73,702              906,833
Leasehold improvements                                                  229,891              863,498
Embroidery tapes                                                         93,518               93,177
                                                           -----------------------------------------
                                                                      3,194,969           10,780,989
Less accumulated depreciation and amortization                      (1,269,913)          (4,522,697)
                                                           -----------------------------------------
Property and equipment, net                                        $  1,925,056         $  6,258,292
                                                           =========================================

Depreciation expense of $1,474,638, $1,727,622 and $1,409,513 was recorded in 1996, 1995 and 1994, respectively.

                                Royal Grip, Inc.

6. Investment in Lease

The Company is the lessor of certain manufacturing equipment under a capital lease agreement expiring in December 2006, which transfers ownership of the equipment to the lessee at the end of the lease term (see Note 12).

The Company's net investment in the direct financing lease at December 31, 1996 consists of:


Minimum lease payments receivable                              $ 4,508,385
Unearned income                                                (1,386,385)
                                                        ------------------
                                                                 3,122,000
Less current portion                                             (214,506)
                                                        ------------------
                                                                $2,907,494
                                                        ==================

At December 31, 1996, future minimum lease payments receivable under the direct financing lease are as follows:


1997                                                           $   450,838
1998                                                               450,838
1999                                                               450,838
2000                                                               450,838
2001                                                               450,838
Thereafter                                                       2,254,195
                                                        ------------------
                                                                $4,508,385
                                                        ==================

7. Line of Credit, Long-Term Debt and Capital Leases

At December 31, 1996, the Company was in default of certain covenants on its existing $1,200,000 line of credit which were waived by the bank. In February 1997, the Company refinanced the outstanding balance of $760,000 through $60,000 in advances under a new $1,750,000 revolving line of credit and $700,000 of advances under a new $700,000 term note agreement with a bank. The new line of credit and term loan require payment of monthly interest at the bank's interest rate (prime) plus 1.75 percent. Should the Company attain certain stipulated net income levels as defined in the agreement, the interest rate shall be payable monthly at prime plus 1.00 percent. The term loan requires monthly principal payments of $12,000 beginning March 1997. The line of credit and term loan mature in February 2000. The $700,000 outstanding at December 31, 1996 under the prior line of credit, which was due to mature in 1997, and refinanced with the new term loan, has been classified as long-term debt in the Company's consolidated balance sheet.

                                Royal Grip, Inc.

7. Line of Credit, Long-Term Debt and Capital Leases (continued)

The new line of credit allows the Company to borrow an amount up to $1,750,000, but restricts the borrowings based on certain receivable and inventory levels. As of the date of the refinancing, approximately $950,000 was available for borrowings under the terms of its new line of credit based upon available collateral. The line of credit and term loan are collateralized by substantially all of the Company's assets and contain certain covenants, the more restrictive of which prohibit the payment of dividends, limit capital expenditures, and require the Company to comply with certain financial ratios. The Company must maintain a debt service coverage ratio of 1.0 to 1.0 for each quarter commencing June 30, 1997 and 1.25 to 1.00 for each quarter commencing December 31, 1997, and thereafter. The Company has a covenant to maintain a minimum net worth of $6,300,000 at December 31, 1996, and net worth can not decrease by more than $300,000 for the quarter ending March 31, 1997; increase less than $400,000 for the quarter ending June 30, 1997; increase less than $150,000 for the quarter ending September 30, 1996; decrease more than $250,000 for the quarter ending December 31, 1997; and increase less than $300,000 for each fiscal year thereafter. The Company also has net income covenants which correlate to the net worth covenants described above, and beginning in April 1997, the Company can not have a loss in excess of $100,000 in any one month. The Company was in default of its net worth covenant at December 31, 1996 and received a waiver from the bank. See Note 17 regarding the modification to this covenant. The weighted average interest rates on short-term borrowings as of December 31, 1996 and 1995 were approximately 8.75 percent and 8.50 percent, respectively.

Long-term debt and capital leases consist of the following at December 31:


                                                                                        1996              1995
                                                                                 ------------------------------------
Amounts payable under line of credit with a commercial bank, refinanced subsequent to December 31, 1996 through a term loan (see above).
                                                                                        $   700,000  $              -
Note payable to a former employee of the Company, $330,000 face value, discounted at a rate of 8 percent interest, payable in four annual principal and interest installments of $82,500, maturing April 1998.
                                                                                            155,947           225,367
Capital lease obligations, paid in full in 1996.                                                  -            50,011
Other                                                                                        22,337            22,687
                                                                                 ------------------------------------
                                                                                            878,284           298,065
Less current portion                                                                      (207,230)         (136,643)
                                                                                 ------------------------------------
                                                                                        $   671,054       $   161,422
                                                                                 ====================================

                                Royal Grip, Inc.

7. Line of Credit, Long-Term Debt and Capital Leases (continued)

At December 31, 1996, the maturities of long-term debt are as follows:


     1997                                                     $207,230
     1998                                                      222,626
     1999                                                      149,673
     2000                                                      298,211
     2001                                                          544
                                                       ---------------
                                                              $878,284
                                                       ===============

8. Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31:


                                1996             1995            1994
                          -------------------------------------------------
Current:
   Federal                $           -         $  (87,000)        $102,000
   State                  -                               -               -
                          -------------------------------------------------
                          -                        (87,000)         102,000
Deferred:
   Federal                -                       (186,000)        (68,000)
   State                  -                        (86,000)          10,000
                          -------------------------------------------------
                          -                       (272,000)        (58,000)
                          -------------------------------------------------
                          $           -          $(359,000)       $  44,000
                          =================================================

Income tax expense (benefit) differs from amounts computed by applying the U.S. federal income tax rate of 35 percent to income (loss) before income taxes as a result of the following:


                                                              1996              1995              1994
                                                       -----------------------------------------------------
Computed "expected" tax expense (benefit)                    $ (1,556,000)     $(1,096,000)        $  38,000
Graduated surtax exemptions                                        44,000           31,000           (12,000)
State income taxes (benefit), net of federal benefit                    -          (57,000)            7,000
Increase in valuation allowance                                 1,270,000          776,000                 -
Non deductible goodwill amortization                              226,000           17,000                 -
Other, net                                                         16,000          (30,000)           11,000
                                                       -----------------------------------------------------
                                                             $          -      $  (359,000)        $  44,000
                                                       =====================================================

                                Royal Grip, Inc.

8. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:


                                               1996              1995
                                        ------------------------------------
Deferred tax assets:
   Allowance for doubtful accounts            $    220,000      $     91,000
   Inventory obsolescence reserves                  18,000            75,000
   Amortization of covenants not to compete        184,000            99,000
   Inventory cost capitalization                    14,000            20,000
   Financial advisor fee                            47,000            55,000
   Nonemployee stock options                       172,000                 -
   Alternative minimum tax credit                        -             6,000
   Other, net                                       47,000             8,000
   Net operating loss carryforwards              1,716,000         1,196,000
                                        ------------------------------------
Gross deferred tax assets                        2,418,000         1,550,000
Valuation allowance                            (2,273,000)         (776,000)
                                        ------------------------------------
Net deferred tax assets                            145,000           774,000

Deferred tax liabilities:
   Depreciation                                  (145,000)         (774,000)
                                        ------------------------------------
Total gross deferred tax liabilities             (145,000)         (774,000)
                                        ------------------------------------
Net deferred tax assets                  $               -  $              -
                                        ====================================

The valuation allowance increased $1,497,000 and $776,000 during the years ended December 31, 1996 and 1995, respectively.

At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $4,290,000. The federal and state net operating loss carryforwards will begin to expire in 2010 and 2000, respectively, if not utilized.

                                Royal Grip, Inc.

9. Leases

The Company leases corporate offices, manufacturing facilities and office equipment under operating lease agreements expiring through March 2001. The Company is negotiating to move its corporate facilities in 1997. Minimum annual rental commitments under noncancelable leases are as follows:


Years ending December 31:
   1997                                            $261,558
   1998                                             245,731
   1999                                              65,472
   2000                                              65,472
   2001                                              15,000
                                         ------------------
                                                   $653,233
                                         ==================

Rental expense under operating leases totaled approximately $312,000, $295,000 and $328,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10. Significant Customers

Sales to the Company's exclusive Japanese distributor represented 19 percent, 21 percent and 22 percent of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, during 1996, 1995 and 1994, sales to one original equipment manufacturer accounted for 12 percent, 9 percent and 12 percent of net sales, respectively.

International sales represented 21 percent, 22 percent and 26 percent of net sales for the years ended December 31, 1996, 1995, and 1994, respectively.

11. Supplemental Consolidated Statements of Cash Flows Information

During 1996,  1995,  and 1994,  the Company paid  $52,348,  $62,062 and $30,592, respectively, for interest.

As explained in Note 2, the acquisition of Roxxi was completed, in part, via the issuance of 84,678 unregistered shares of common stock valued at $607,565 and a note payable with a face amount of $330,000 and a net present value of $273,250.

As explained in Note 12, the Company recorded a $3,122,000 direct finance lease receivable as a result of the leasing of certain manufacturing equipment under a capital lease.

                                Royal Grip, Inc.

12. Manufacturing and Supply Agreement

         On December 21, 1996, the Company entered into a Manufacturing and Supply Agreement (Acushnet Supply Agreement) with Acushnet. On April 4, 1997, the Company and Acushnet renegotiated certain aspects of their agreement. This agreement, as amended, makes Acushnet the exclusive supplier of non-cord grips to the Company, subject to the Company's ability to use other suppliers in the event Acushnet fails to meet production requirements, and requires that the Company purchase minimum annual volumes (commencing after January 1, 1999) at fixed prices specified in the contract. Acushnet is obligated to provide ongoing research and development with respect to grip compounds, manufacturing processes, and engineering and quality control support.

         The term of the Acushnet Supply Agreement expires on December 21, 2006, subject to the Company's right to extend the agreement for up to three additional periods of five years each. The Acushnet Supply Agreement is subject to termination by either party upon certain material breaches thereof or of the equipment lease described below. Upon termination of the Acushnet Supply Agreement by the Company arising out of a material breach by Acushnet, the Company may at its option repurchase any grip manufacturing equipment owned by Acushnet at fair market value. In addition, the Company may terminate the Acushnet Supply Agreement at any time upon written notice, and Acushnet may terminate the agreement by providing ten months' prior written notice on and after June 30, 1998, and payment by the terminating party to the other party of a termination fee, which includes the repurchase at prescribed values of the manufacturing equipment owned by Acushnet, an additional fee of $2,500,000 and other fees and commitments relating, among other things, to the transition of production operations.

         In connection with the Acushnet Supply Agreement, the Company leased to Acushnet the Company's specialized manufacturing equipment used in the production of its non-cord grips, pursuant to a capital lease agreement dated as of December 21, 1996 (Equipment Lease). Under the Equipment Lease, the Company granted to Acushnet an option to purchase the Company's manufacturing equipment. Further, the Equipment Lease terminates on December 31, 2006, at which time the equipment will be transferred to Acushnet at no further cost. As a result, the Company has recorded a $3,122,000 direct finance lease receivable for the lease of such equipment receivable in monthly installments of $37,570 including interest at 7.8 percent and maturing in December 2006 (see Note 6). No gain or loss was recorded on the transaction.

         Acushnet has experienced start-up delays in the production of grips which has adversely affected the Company's customer relationships and results of operations, has impaired the Company's ability to satisfy its loan covenants and may make it more difficult for the Company to satisfy lending covenants in the future. The recent amendments to the Acushnet Supply Agreement provide the Company with a credit of $400,000 against future grip purchases and additional purchase credits in the event Acushnet fails to meet production requirements. These credits may be reduced depending upon Acushnet's production beyond specified levels or as a result of its cancellation of stock options granted to it by the Company. The modified agreement also alters the future production and purchase requirements of the parties.

         As a result of the Acushnet Supply Agreement, the Company incurred certain additional expenses during the fourth quarter of 1996 including approximately $304,000 in employee termination benefits, largely paid prior to December 31, 1996, $246,000 of professional and consulting fees, $478,000 in projected lease termination and related leasehold improvement costs and $359,000 in stock option costs (see Note 13). Such costs are included in the manufacturing outsourcing costs and loss on write-down and disposition of property and equipment line items in the consolidated statements of operations. Approximately $440,000 of these related costs are unpaid at December 31, 1996.

                                Royal Grip, Inc.

13. Stock Options

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Employee Stock Options

The Company has a Stock Option Plan (Plan), which provided for options on up to 250,000 shares of the Company's common stock (amended to provide up to 400,000 shares in 1994). These options are available for grant under the Plan to employees and certain consultants of the Company. Under the terms of the Plan, the exercise price of the incentive stock options must equal the fair market value per share of the common stock on the grant date or 110 percent of the fair market value if the grantee beneficially owns 10 percent or more of the outstanding stock of the Company. The options vest over varying periods up to three years and expire in five to eight years.

The Company has a Non-Employee Director Stock Option Plan (Director Option Plan) with 24,000 shares of common stock reserved for issuance thereunder. Pursuant to the terms of the Director Option Plan, each non-employee director of the Company receives a one-time option grant of 3,000 shares. The exercise price is equal to the fair market value on the date of grant. The options vest over a 3-year term and expire in five years.

In 1996, the Board of Directors approved an additional Non-Employee Director Stock Plan (Director Stock Plan) with 30,000 shares of common stock reserved for issuance thereunder. Pursuant to the terms of the Director Stock Plan, each non-employee director of the Company receives options to purchase 1,500 shares of the Company's common stock on the third day following the day upon which the Company releases its earning report for the previous fiscal year. The exercise price granted under the Director Stock Plan will be the fair market value of the common stock on the grant date. The options vest upon the grant date and expire in six years.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of

                                Royal Grip, Inc.

13. Stock Options (continued)

grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 5.17 percent, dividend yield of -0- percent, volatility factor of the expected market price of the Company's common stock of .552 and a weighted-average expected life of the options of four years. During 1995, no significant employee options were granted.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the year ended December 31, 1996, follows:


Net loss, as reported                                               $4,446,937
Pro forma compensation expense for stock options:
   1996 grants                                                         294,000
                                                            ------------------
Pro forma net loss                                                  $4,740,937
                                                            ==================
Pro forma loss per share                                                 $1.73
                                                            ==================

Employee stock options granted in 1995 were not material to the operations of the Company. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

                                Royal Grip, Inc.

13. Stock Options (continued)

A summary of stock option activity granted within the plans and related information for the years ended December 31, 1996, 1995 and 1994 follows:

                                                                               Options Outstanding
                                                           ------------------------------------------------------------

                                                                                                          Weighted
                                             Options                                                       Average
                                            Available                                Exercise          Exercise Price
                                            for Grant           Shares             Price Range
                                        -------------------------------------------------------------------------------
Balance at December 31, 1993                   73,500            200,500         $  8.50 - $13.48
Shares reserved                               150,000                 -
Options granted                               (70,726)            70,726         $  7.31 - $12.00
Options exercised                                   -                 -
Options canceled                                6,000             (6,000)        $ 12.00 - $12.25
                                        -------------------------------------------------------------------------------
Balance at December 31, 1994                  158,774            265,226         $  8.50 - $13.48
Shares reserved                                     -                 -
Options granted                               (18,250)            18,250         $  4.00 - $12.25
Options exercised                                   -                 -
Options canceled                              103,476           (103,476)        $  7.31 - $12.25
                                        -------------------------------------------------------------------------------
Balance at December 31, 1995                  244,000            180,000         $  4.00 - $13.48            $10.13
Shares reserved                                30,000                 -
Options granted                              (405,839)           405,839         $  2.75 - $ 6.50             $3.24
Options exercised                                   -                 -
Options canceled                              219,000           (219,000)        $  5.38 - $13.48             $9.11
                                        -------------------------------------------------------------------------------
Balance at December 31, 1996                   87,161            366,839         $  2.75 - $12.00             $3.65
                                        ===============================================================================

At December 31, 1996 and 1995, options granted within the plans for 298,006 and 145,050 shares were exercisable, respectively, with exercise prices ranging from $2.75 to $12.00 and $5.25 to $13.48, respectively. The weighted average exercise price of exercisable options was approximately $3.64 at December 31, 1996. The weighted-average fair value of options granted during the year ended December 31, 1996 was approximately $1.18. The weighted average remaining contractual life of options outstanding at December 31, 1996 was approximately 7 years. The Company recorded in selling, general and administrative expenses approximately $35,000 in expense for options granted within these plans and vested during the year ended December 31, 1996.

                                Royal Grip, Inc.

13. Stock Options (continued)

Other Stock Options

At December 31, 1996 and 1995, the Company has 58,000 and 33,000, respectively, outstanding options granted to certain former employees in connection with their severance packages at exercise prices ranging from $8.50 to $12.25 and expiring between 2001 and 2004. These options replaced options held by the former employees at their dates of termination. The original options were added back to the reserved shares available for grant under the Company's stock option plans. The exercise price granted was equal to the exercise price of the original option grant and was above the fair value of the Company's stock at the date of grant of the replacement options, therefore, no compensation expense was recorded by the Company. Options of 25,000 and 33,000 were granted during the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price and fair value of those options granted in 1996 were $12.25 and $1.40, respectively, at the date of grant. The weighted average exercise price and remaining contractual life of these outstanding options (100 percent vested) at December 31, 1996 were $10.63 and 5 years, respectively.

During 1996, the Company granted to Acushnet 50,000 options at $4.00 and 200,000 options at $5.00 to purchase common shares of the Company. The options vested immediately and expire in 1999. Approximately $359,000 in expense was recorded as manufacturing outsourcing costs in the consolidated statement of operations for the year ended December 31, 1996 to reflect the immediate vesting of the granted options. The fair value for these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 5.17 percent, dividend yield of -0-percent, volatility factor of the expected market price of the Company's common stock of .552 and a weighted average expected life of three years. The weighted average exercise price and fair value of these options at the date of grant were $4.80 and $1.44, respectively. The weighted average exercise price and remaining contractual life of these options outstanding at December 31, 1996 were $4.80 and 3 years, respectively.

14. Related Party Transactions

During 1996 and 1995, the Company paid approximately $24,000 and $53,000, respectively, in management consulting and other fees to a firm and its affiliate, having a member who is also a director of the Company. In addition, the Company paid $34,000 in 1994 to Danny Edwards Profile Sports to hold golf schools for employees and customers of the Company. The Company's Chief Executive Officer is a 50 percent owner of Danny Edwards Profile Sports.

15. Financial Instruments

Concentration of Credit Risk

The Company is subject to a concentration of credit risk as a result of sales to its significant customers including its exclusive Japanese distributor and an original equipment manufacturer. To reduce its credit risk, the Company requires letter of credit agreements from its Japanese distributor. The original equipment manufacturer purchased

                                Royal Grip, Inc.

finished goods throughout the year under normal terms. Bad debt losses have been considered in establishing allowances for doubtful accounts.

Fair Values

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, net investment in lease, accounts payable and long-term debt approximates their fair value at December 31, 1996. The fair values of long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

16. Benefit Plan

During 1995, the Company adopted a 401(k) Savings Plan (401(k) Plan) covering substantially all employees who have completed one year of service during which an employee must work at least 1,000 hours. Under the terms of the 401(k) Plan, employees may make voluntary contributions up to 15 percent of their compensation, subject to Internal Revenue Service limitations. The Company does not make contributions to the Plan. The Company offers, as one of the investment mediums to the participants, common stock of the Company and has reserved 50,000 shares for issuance under the 401(k) Plan.

17. Subsequent Events

During January 1997, the Company entered into a letter of intent to merge with an unrelated golf club shaft manufacturing company, FM Precision Golf Corporation (FMP). The preliminary terms contemplate that the shareholders of FMP will receive 65 percent of the resulting company, on a fully diluted basis, and will control the board of directors. The transaction is subject to a number of conditions, including the completion of due diligence by both parties, execution of a definitive agreement, and approval by the board of directors and stockholders of each company.

Should the merger occur, the use of certain tax net operating loss carryforwards available to the Company may be limited. There can be no assurances as to whether the merger will occur or if it occurs, the ultimate terms of the merger.

At December 31, 1996 and March 31, 1997, the Company was not in compliance with its quarterly net income (loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. The Company obtained an amended bank agreement which waived the net income
(loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1,000,000 for the quarter ending March 31, 1997 and a cumulative loss of no more than $1,600,000 for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of the Company.

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURES


   The disclosure called for by this item has been previously reported in the Company's 1995 Form 10-K Report.


                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

     Information concerning the names, ages, positions with the Company, and the business experience of the Company's current directors, each of whom has served continuously since his first election, is set forth below:


Name              Age          Position                          Term Expires
----              ---          --------                          ------------
Danny Edwards     45           Chairman of the Board and             1997
                               Chief Executive Officer
Gardiner Dutton   66           Director                              1997
Barry Entous      52           Director                              1998
James W. Myers    62           Director                              1999

-------------------------

     Danny Edwards has been Chairman of the Board and Chief Executive Officer since founding the Company in 1988, and served as President from 1988 to 1994. Mr. Edwards has played on the Professional Golf Association Tour since 1975 and has won five tournaments. Mr. Edwards was a three-time Collegiate All-American at Oklahoma State University and a member of the 1973 United States Walker Cup Team. Currently, Mr. Edwards competes annually in three to five PGA Tour events as well as selected regional tournaments and charity events in order to maintain his high profile in the golf industry. Mr. Edwards is also a principal of Danny Edwards Profile Sports ("Profile Sports"), which conducts corporate golf schools for executives throughout the country. Mr. Edwards' activities on behalf of Profile Sports occupy approximately 12 days of his professional time annually and afford him an opportunity to further promote the Company's products.

     Gardiner Dutton has served as a director of the Company since August 1995. From 1990 to 1995, Mr. Dutton served as President and Chief Executive Officer of Bowmar Instruments Corp., an electronics manufacturer. From 1980 to 1990, Mr. Dutton served as Chairman and Chief Executive Officer of Inertia Dynamics, Inc., a manufacturer of lawn and garden equipment. Mr. Dutton currently serves on the board of directors of National Health Enhancement Systems, Inc., a developer of medical management software and call centers for the health care industry.

     Barry Entous has served as a director of the Company since June 1989. Mr. Entous is a certified public accountant and, since 1977, has been a principal with Entous & Entous, Inc., an independent accounting firm that provides personal accounting services to Mr. Edwards. Mr. Entous serves on the Audit Committee of the Board of Directors.

     James W. Myers, has served as a director of the Company since April 1990. Since January 1996, Mr. Myers has served as President of Myers Management and Capital Group, Inc., a management consulting firm. From 1986 to 1995, Mr. Myers was a principal of Myers Craig Vallone Francois, Inc., an investment banking and management advisory firm he founded in May 1986. Mr. Myers currently serves on the boards of directors of National Health Enhancement Systems, Inc. and ILX, Inc.

Information Concerning Executive Officers

     Information regarding executive officers of the Company is set forth at the end of Part I of this Form 10-K Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotation System. Such reports are filed on Form 3, Form 4, and Form 5 under the Exchange Act, as appropriate. Officers, directors, and greater than 10% beneficial owners are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5 was required for such person, the Company believes that, during the fiscal year ended December 31, 1996, all officers, directors, and greater than 10%
beneficial   owners   complied   with  the   applicable   Section  16(a)  filing
requirements.

                        ITEM 11 - EXECUTIVE COMPENSATION

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995, and 1994, of those persons who were, at December 31, 1996: (i) the chief executive officer of the Company; and (ii) the other executive officers of the Company whose annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

Summary of Compensation

                                                                                            Long-Term
                                                    Annual Compensation                     Compensation
                                                    -------------------                     ------------
                                                                        Other Annual          Securities
  Name and Principal                    Salary          Bonus           Compensation          Underlying
       Position            Year          ($)            ($)(1)             ($)(2)            Options(#)(3)
--------------------      ------        -----           ------            --------           -------------

Danny Edwards              1996       139,108.(4)          0                 0                   85,100
Chairman of the Board      1995         250,000            0                 0                        0
of Directors and Chief     1994         250,000            0                 0                        0
Executive Officer

Robert G.J. Burg, II       1996        154,663             0                 0                  106,066
President                  1995        150,000             0                 0                        0
                           1994        120,000             0                 0                        0

--------------

(1) The amounts shown in this column represent bonuses granted pursuant to the Company's executive bonus program.

(2) Other annual compensation provided to each of the Named Executive Officers during the periods presented, including moving expenses and other perquisites, was less than 10% of the respective Named Executive Officer's total annual salary and bonus.

(3) The amounts shown in this column represent outstanding stock options originally granted to Messrs. Edwards and Burg pursuant to the Company's Stock Option Plan that were repriced on November 15, 1996.

(4)       During a portion of 1996, Mr. Edwards voluntarily reduced his salary.

Option Grants in Last Fiscal Year

          The following table sets forth information concerning stock options granted to the Named Executive Officers by the Company in 1996:


                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                     Number of                                                              Annual Rates of
                                    Securities   Percent of Total                                             Stock Price
                                    Underlying   Options Granted                                           Appreciation for
                                     Options     to Employees in    Exercise or                              Option Term
                                     Granted       Fiscal Year      Base Price      Expiration
             Name                      (#)            (%)             ($/Sh)           Date               5%          10%
         ------------                 -----       -------------       ------       ------------         ------       -----
Danny Edwards(1)..............        4,714            1.6%              2.75        11/15/2001           3,582        7,920
                                     80,386           27.8%              3.03        11/15/2001          38,585      112,540
                                     ------           -----                                              ------      -------
                                     85,100           29.4%                                              42,168      120,460
                                     ======           =====                                              ======      =======
Robert G.J. Burg, II(2).......      106,066           36.6%              2.75        11/15/2004         138,947      333,047

---------------------

(1) Prior to November 15, 1996, Mr. Edwards was the holder of vested stock options to purchase 21,000 shares of the Company's Common Stock at an exercise price of $12.25 per share, and an additional 24,000 shares at an exercise price of $13.48 per share. On November 15, 1996, all of Mr. Edwards' outstanding stock options were canceled and the Company reissued to Mr. Edwards new stock options to purchase 4,714 shares of the Company's Common Stock at an exercise price of $2.75 per share (the market price of the Company's Common Stock on the date of grant), and an additional 80,386 shares at an exercise price of $3.03 per share. All of the new stock options were fully vested and exercisable on the date of grant. All unexercised options expire on November 15, 2001.

(2) Prior to November 15, 1996, Mr. Burg was the holder of vested stock options to purchase 37,500 shares of the Company's Common Stock at an exercise price of $8.50 per share. On November 15, 1996, Mr. Burg's outstanding options were canceled and the Company reissued to Mr. Burg new options to purchase 106,066 shares of the Company's Common Stock at an exercise price of $2.75 per share. All of Mr. Burg's new stock options were fully vested and exercisable on the date of grant. All unexercised new stock options will expire on November 15, 2004.

Fiscal Year End Option Values

          The following table sets forth information concerning the fiscal year end value of unexercised options held by the Named Executive Officers. The Named Executive Officers did not exercise any options in 1996.


                                                     Number of Securities                Value of Unexercised
                                                    Underlying Unexercised                   In-the-Money
                                                          Options at                          Options at
                                                      Fiscal Year End(#)                 Fiscal Year End($)(1)
Name                                             Exercisable    Unexercisable      Exercisable       Unexercisable
----                                             -----------    -------------      -----------       -------------
Danny Edwards................................       85,100           0                 0                    0
Robert G.J. Burg, II.........................      106,066           0                 0                    0

---------------------
(1) Options are considered to be "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options on a specified date. No values have been reported in these columns insofar as the exercise price of all options held by the Named Executive Officers was equal to or greater than the closing price of the Common Stock at December 31, 1996.

Compensation of Directors

          Beginning April 1, 1996, nonemployee members of the Board of Directors were paid $750 for attendance at, or participation by telephone in, regular or special Board meetings or meetings of committees of which they are members. Such directors are also reimbursed for reasonable travel expenses incurred in connection with attendance at each Board and committee meeting. In addition, nonemployee directors are eligible to receive annual stock option grants under the Company's 1996 Nonemployee Director Stock Plan (the "Director Plan").

          Mr. James W. Myers, an independent director of the Company, was paid $1,500 in directors' fees in 1996 for his attendance at meetings of the Board of Directors and committees thereof. In addition, Myers Management and Capital Group, Inc., a management consulting firm of which Mr. Myers is a principal, was paid $24,500 in consulting fees by the Company during 1996. The Company granted to Mr. Myers stock options to purchase 1,500 shares of the Company's Common Stock in 1996 pursuant to the Director Plan. Such options have an exercise price of $6.375 per share.

          Mr. Gardiner S. Dutton, an independent director of the Company, was paid $1,500 in directors' fees in 1996 for his attendance at meetings of the Board of Directors and committees thereof. The Company granted to Mr. Dutton stock options to purchase 1,500 shares of the Company's Common Stock in 1996 pursuant to the Director Plan. Such options have an exercise price of $6.375 per share.

          Mr. Barry Entous, an independent director of the Company, was paid $1,500 in directors' fees in 1996 for his attendance at meetings of the Board of Directors and committees thereof. The Company granted to Mr. Entous stock options to purchase 1,500 shares of the Company's Common Stock in 1996 pursuant to the Director Plan. Such options have an exercise price of $6.375 per share.

Employment Contracts and Termination of Employment Arrangements

          The Company was a party to an employment agreement with Mr. Danny Edwards that expired in August 1996. The Company currently has no employment agreements with any employees of the Company.

Compensation Committee Interlocks and Insider Participation

          Decisions relating to compensation of the Company's executive officers are made by the independent members of the Board of Directors, none of whom have any interlocking relationships with the Company. In 1996, the members of the Board making such determinations were Messrs. Barry Entous, James W. Myers, Gardiner S. Dutton, and Drew M. Brown, who resigned from the Board in November 1996. All of these directors are and were independent members of the Board of Directors.

          ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

          The following table sets forth the number and percentage of outstanding shares of common stock, par value $.001 per share, of the Company (the "Common Stock") beneficially owned by: (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each of the Company's Named Executive Officers (as defined above); and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner                            Shares Beneficially Owned(1)     Percent Owned(1)
------------------------------------                            ----------------------------     ----------------
Danny Edwards(2)                                                       1,133,605                    33.8%
Barry Entous(3)                                                            4,500                      *
James W. Myers(3)                                                          4,500                      *
Gardiner Dutton(5)                                                         3,500                      *
Robert G.J. Burg, II(6)                                                  107,066                     3.2%
DMB Property Ventures Limited Partnership(7)                             414,771                    12.4%
Acushnet Rubber Company, Inc.                                            250,000(8)                  7.4%
All directors and executive officers as a group(9)                     1,276,171                    38.0%

-----------------

*        Represents less than 1% of the outstanding Common Stock.

(1) This information regarding beneficial ownership of the Common Stock by certain beneficial owners and management of the Company is as of March 15, 1997. The percent owned calculations are based on the number of shares of Common Stock outstanding on March 15, 1997, plus, where appropriate, those shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter. The persons named in the table, to the Company's knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder. Unless otherwise indicated, the address for each person named in this table is c/o Royal Grip, Inc., 444 West Geneva, Tempe, Arizona 85282.

(2) The total for Mr. Edwards includes 85,100 shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter.

(3) The totals for Messrs. Entous and Myers include 9,000 shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter.

(5) The total for Mr. Dutton includes 2,500 shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter.

(6) The total for Mr. Burg includes 106,066 shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter.

(7) DMB Property Ventures Limited Partnership, a Delaware limited partnership ("DMB Property Ventures") is an investment management firm. The address of DMB Property Ventures is 4201 North 24th Street, Suite 120, Phoenix, Arizona 85016. Mr. Drew M. Brown, a principal of DMB Property Ventures, was a member of the Board of Directors of the Company from April 1990 until November 1996.

(8) The total for Acushnet Rubber Company, Inc., a Massachusetts corporation ("Acushnet"), consists of 250,000 shares of Common Stock subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter. Such options were issued to Acushnet pursuant to the Acushnet Supply Agreement. The address of Acushnet is 744 Belleville Avenue, New Bedford, Massachusetts, 02742-6916.

(9) The total for all directors and executive officers as a group includes an aggregate of 222,666 shares subject to unexercised options which are exercisable on March 15, 1996, or within 60 days thereafter.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under an agreement between the Company, DMB Property Ventures, and Mr. Danny Edwards, DMB Property Ventures has been granted the right to sell its shares of Common Stock in conjunction with any sale of shares of Common Stock held by Mr. Edwards (other than into the public market). See "Security Ownership of Certain Beneficial Owners and Management." In addition, pursuant to the agreement, the Company agreed to use its best efforts, so long as DMB Property Ventures beneficially owns at least 10% of the Company's Common Stock, to have the Board of Directors nominate a designee of DMB Property Ventures, satisfactory to the Board, for election to the Board of Directors. Mr. Drew M. Brown, a principal of DMB Property Ventures, served as a director of the Company until November 1996. DMB Property Ventures currently has no nominees or representatives serving on the Board of Directors of the Company.

         The Company has entered into a Manufacturing and Supply Agreement (as amended) with Acushnet Rubber Company, Inc., pursuant to which Acushnet will supply all of the Company's non-cord golf grips, and the Company and Acushnet have entered into a Capital Lease Agreement pursuant to which the Company has leased to Acushnet the equipment owned by the Company and previously used in the Company's in-house manufacturing operations. See "Business - Manufacturing" and "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

   ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE, AND REPORTS
                                   ON FORM 8-K

         (a)      Consolidated Financial Statements.

             The following consolidated financial statements of Royal Grip, Inc. are filed as part of this Form 10-K Report.

                                                                                            Page or
                                                                                       Method of Filing
                                                                                       ----------------
             Independent Auditors' Reports                                                 Page 26

             Consolidated Financial Statements and Notes thereto of                        Page 28
             Royal Grip, Inc., including Consolidated Balance Sheets
             as of December 31, 1996 and 1995, and related
             Consolidated Statements of Operations, Stockholders'
             Equity, and Cash Flows for each of the years
             in the three-year period ended December 31, 1996.

     (b)          Consolidated Financial Statement Schedule.

             The following consolidated financial statement schedule is filed as a part of this Form 10-K Report.

                                                                                            Page or
                                                                                       Method of Filing
                                                                                       ----------------
             Schedule II - Valuation and Qualifying Accounts                            Filed herewith

                    All other  schedules have been omitted  because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (c)          Exhibits.

     The following exhibits are filed as part of this Form 10-K Report.

     Exhibit                                                                           Page of
      Number                     Description                                       Method of Filing
      ------                     -----------                                       ----------------
       3.1          Articles of Incorporation of Registrant                    Incorporated by reference to
                                                                               Exhibit 3.1 of the Company's
                                                                               Form S-1 Registration Statement
                                                                               No. 33-67256 ("S-1 #33-
                                                                               67256")

       3.2          Bylaws of Registrant                                       Incorporated by reference to
                                                                               Exhibit 3.2 of S-1 #33-67256

       4.1          Form of Certificate for Common Stock                       Incorporated by reference to
                                                                               Exhibit 4.1 of S-1 #33-67256

      10.1.1        Non-Employee Directors Stock Option Plan                   Incorporated by reference to
                                                                               Exhibit 4.1 of the Company's
                                                                               Form S-8 Registration Statement
                                                                               No. 33-69212 ("S-8 #33-
                                                                               69212")

      10.1.2        Form of Directors Stock Option Agreement                   Incorporated by reference to
                                                                               Exhibit 4.2 of S-8 #33-69212

      10.2.1        1993 Stock Option Plan                                     Incorporated by reference to
                                                                               Exhibit 4.1 of the Company's
                                                                               Form S-8 Registration Statement
                                                                               No. 33-69222 ("S-8 #33-
                                                                               69222")

      10.2.2        Form of Incentive Stock Option Agreement                   Incorporated by reference to
                                                                               Exhibit 4.3 of S-8 #33-69222

      10.2.3        Form of Nonstatutory Stock Option Agreement                Incorporated by reference to
                                                                               Exhibit 4.2 of S-8 #33-69222

       10.3         Letter Agreement between Royal Grip, DMB, Richard          Incorporated by reference to
                    Dan Edwards, Drew M. Brown, Mark N. Sklar,                 Exhibit 10.6 of S-1 #33-67256
                    Bennett Dorrance, as Trustee for the Bennett Dorrance
                    Trust, and Harold A. Poling dated August 9, 1993

       10.4         Tax Indemnification Agreement between Royal Grip,          Incorporated by reference to
                    Richard Dan Edwards, Drew M. Brown, Mark N.                Exhibit 10.7 of S-1 #33-67256
                    Sklar and Bennett Dorrance, as Trustee for the Bennett
                    Dorrance Trust, dated August 9, 1993

       10.5         Loan Agreement between Royal Grip and Biltmore             Incorporated by reference to
                    Investors Bank in the amount of $500,000 dated July        Exhibit 10.9 of S-1  #33-67256
                    1, 1993, and Promissory Note related thereto

       10.6         Promissory Note between Royal Grip and Biltmore            Incorporated by reference to
                    Investors Bank in the amount of $700,000 dated July        Exhibit 10.10 of S-1 #33-67256
                    1, 1993

       10.7         Agreement between Royal Grip and Precision Japan           Incorporated by reference to
                    Ltd. dated July 12, 1991                                   Exhibit 10.11 of S-1 #33-67256

       10.8         Employment Agreement between Royal Grip and                Incorporated by reference to
                    Richard Dan Edwards dated August 9, 1993                   Exhibit 10.12 of S-1 #33-67256

       10.9         Form of Indemnity Agreement for Officers and               Incorporated by reference to
                    Directors                                                  Exhibit 10.13 of S-1 #33-67256

      10.10         Executive Compensation Plan                                Incorporated by reference to
                                                                               Exhibit 10.10 of the Company's
                                                                               1993 Form 10-K Report

      10.11         Merger Agreement by and among Royal Grip; Roxxi,           Incorporated by reference to
                    Inc., a Nevada corporation wholly-owned by Royal           Exhibit A to the Company's
                    Grip; Roxxi, Inc., an Oklahoma corporation, and John       Current Report on Form 8-K
                    Burchfield dated as of April 8, 1994                       filed April 12, 1994

      10.12         Lease Agreement dated February 22, 1996 with HM            Incorporated by reference to
                    Real Estate L.L.C. for the Company's Oklahoma              Exhibit 10.12 of the Company's
                    City, Oklahoma facility                                    1995 Form 10-K Report.

      10.13         1996 Non-Employee Directors Stock Plan                     Incorporation by reference to
                                                                               Exhibit 10.13 of the Company's
                                                                               1995 Form 10-K Report.

      10.14         Loan Agreement with Biltmore Investors Bank in the         Incorporated by reference to
                    amount of $1.2 million, dated June 12, 1995                Exhibit 10.14 of the Company's
                                                                               1995 Form 10-K Report.

      10.15         Business Loan Agreement with Biltmore Investors            Incorporated by reference to
                    Bank, N.A. in the amount of $1.2 million, dated May        Exhibit 10.14 of the Company's
                    30, 1996                                                   Quarterly Report on Form 10-Q
                                                                               for the Quarter Ended June 30,
                                                                               1996.

      10.16         Manufacturing and Supply Agreement dated December                     Filed herewith*
                    21, 1996 with Acushnet Rubber Company, Inc.

      10.17         Amendment to Manufacturing and Supply Agreement                       Filed herewith*
                    dated April 4, 1997 with Acushnet Rubber Company

      10.18         Capital Lease Agreement dated December 21, 1996                       Filed herewith
                    with Acushnet Rubber Company Inc.

      10.19         Credit and Security Agreement dated February 10,                      Filed herewith
                    1997 with Norwest Business Credit, Inc. for revolving
                    loan in the amount of $1.7 million and term loan in the
                    amount of $700,000

      10.20         First Amendement to Credit Agreement dated April                      Filed herewith
                    11, 1997 with Norwest Business Credit, Inc.

        16          Letter re Change in Certifying Accountant                  Incorporated by reference to the
                                                                               Company's Current Report on
                                                                               Form 8-K, filed October 22,
                                                                               1995

       23.1         Independent Auditors' Consent (Ernst & Young LLP)                     Filed herewith

       23.2         Independent Auditors' Report on Schedule and                          Filed herewith
                    Consent (KPMG Peat Marwick LLP)

       24.1         Power of Attorney for Gardiner Dutton                                 Filed herewith

       24.2         Power of Attorney for Barry Entous                                    Filed herewith

       24.3         Power of Attorney for James Myers                                     Filed herewith

         27         Financial Data Schedule                                               Filed herewith

*     Confidential treatment sought as to portions thereof


      (d)    Reports on Form 8-K.

             The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1997.

                                    ROYAL GRIP, INC.
                                    a Nevada corporation


                                    By:   /s/  Robert G.J. Burg, II
                                        ---------------------------------------
                                             Robert G.J. Burg, II -- President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature                                   Title                                 Date
------------------                                   -----                                 ----
     /s/ Danny Edwards                               Chairman of the Board and             April 15, 1997
---------------------------------------              Chief Executive Officer
          Danny Edwards                              (Principal Executive Officer)


    /s/  Robert G.J. Burg, II                        President                             April 15, 1997
-----------------------------------------
          Robert G.J. Burg, II

    /s/  Tom Schneider                               Vice President - Finance              April 15, 1997
-----------------------------------------            (Principal Financial and
          Tom Schneider                              Accounting Officer)

                  *                                  Director                              April 15, 1997
----------------------------------------------
          Barry Entous

                  *                                  Director                              April 15, 1997
----------------------------------------------
          James W. Myers

                  *                                  Director                              April 15, 1997
----------------------------------------------
          Gardiner Dutton

*By:/s/    Robert G.J. Burg, II
          ---------------------------
          Robert G.J. Burg, II
          Attorney-in-Fact

                                                                     Schedule II

                                ROYAL GRIP, INC.


                        Valuation and Qualifying Accounts

                                                              Additions          Additions
                                           Balance at         Charged to        Charged to                        Balances at
                                          Beginning of        Costs and            Other                             End of
                                             Period            Expenses          Accounts         Deductions         Period
                                        ----------------- ------------------ ----------------- ----------------- --------------
Reserves and allowances deducted
from assets to which they apply:

Allowances for doubtful accounts:

     Year ended December 31, 1996       $         227,070 $          322,385 $          --     $          --     $      549,455
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1995       $         144,060 $           83,010 $          --     $          --     $      227,070
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1994       $         117,936 $           54,417 $          --     $          28,293 $      144,060
                                        ================= ================== ================= ================= ==============
Inventory reserves:
     Year ended December 31, 1996       $         188,203 $          117,827 $          --     $         261,030 $       45,000
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1995       $          --     $          588,203 $          --     $         400,000 $      188,203
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1994       $          --     $           --     $          --     $          --     $       --
                                        ================= ================== ================= ================= ==============
Deferred Tax Valuation Allowance:

     Year ended December 31, 1996       $         776,000 $        1,497,000 $           --    $          --     $    2,273,000
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1995       $          --     $          776,000 $          --     $          --     $      776,000
                                        ================= ================== ================= ================= ==============
     Year ended December 31, 1994       $          --     $           --     $          --     $          --     $       --
                                        ================= ================== ================= ================= ==============