Form 10QSB
period 1997-03-31
ROYAL GRIP INC
filed 1997-05-15
CIK 910568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

                        Commission File Number 0 - 22230

                                ROYAL GRIP, INC.
                                ----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                                         86-0615648
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                              444 West Geneva Drive
                              Tempe, Arizona 85282
                                 (602) 829-9000
                    ----------------------------------------
                    (Address of Principal Executive Offices)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  x       No
                                  ---         ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECECING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13,or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes________ No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (May 8, 1997). Common stock, $.001 par value: 2,740,928.

Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

--------------------------------------------------------------------------------
                                ROYAL GRIP, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets-                  3
                         March 31, 1997 and December 31, 1996

                    Condensed Consolidated Statements of Operations-        4
                         Three Months Ended
                         March 31, 1997 and March 31, 1996

                    Condensed Consolidated Statements of Cash Flows-        5
                         Three Months Ended
                         March 31, 1997 and March 31, 1996

                    Notes to Condensed Consolidated Financial Statements    6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8


PART II. OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                       13

SIGNATURE                                                                  14

EXHIBITS

          None

Part I                   ROYAL GRIP, INC. AND SUBSIDIARY
Item 1          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              March 31,     December 31,
                                                                                                1997            1996
                                                                                            ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $       --      $     38,099
     Trade accounts receivable (net of allowance for doubtful
           accounts of  $464,511 and $549,455 as of March 31, 1997
           and December 31, 1996, respectively)                                                1,350,149       1,593,554
Inventories                                                                                      867,608       1,381,215
     Current portion of net investment in lease                                                  218,722         214,506
     Prepaid expenses and other current assets                                                   109,996         132,557
                                                                                            ------------    ------------
     Total current assets                                                                      2,546,475       3,359,931
                                                                                            ------------    ------------

Property and equipment, net                                                                    1,920,455       1,925,056
Net investment in capital lease, less current portion                                          2,868,677       2,907,494
Intangible assets, net                                                                           247,831         251,554
Other assets                                                                                      36,250          51,250
                                                                                            ------------    ------------
                                                                                            $  7,619,688    $  8,495,285
                                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                                               $    496,133    $     60,000
     Current portion of long-term debt and capital leases                                        226,500         207,230
     Accounts payable and accrued expenses                                                     1,013,523       1,928,037
     Deferred revenue                                                                            400,000            --
                                                                                            ------------    ------------
           Total current liabilities                                                           2,136,156       2,195,267
                                                                                            ------------    ------------

Long-term debt and capital leases, less current portion                                          632,389         671,054
Other liabilities                                                                                  8,147           8,147

Stockholders' equity:
     Preferred stock, par value $.001 per share
        Authorized 5,000,000 shares; none issued
     Common stock, par value $.001 per share
        Authorized 15,000,000 shares; issued and
        outstanding 2,740,928 shares at March 31, 1997
        and 2,734,678 at December 31, 1996                                                         2,741           2,735
 Additional paid-in capital                                                                   12,618,494      12,592,906
 Accumulated deficit                                                                          (7,778,239)     (6,974,824)
                                                                                            ------------    ------------
           Total stockholders' equity                                                          4,842,996       5,620,817
                                                                                            ------------    ------------
                                                                                            $  7,619,688    $  8,495,285
                                                                                            ============    ============

See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended
                                                              March 31,

                                                         1997           1996
                                                     -----------    -----------
Net sales                                            $ 2,471,683    $ 4,357,621
Cost of goods sold                                     2,072,820      3,239,546
                                                     -----------    -----------
    Gross profit                                         398,863      1,118,075
Selling, general and administrative expenses           1,217,949      1,671,455
                                                     -----------    -----------
    Loss from operation                                 (819,086)      (553,380)
Other income (expenses), net                              15,671        (15,867)
                                                     -----------    -----------
    Loss before income tax benefit                      (803,415)      (569,247)
Income tax benefit                                          --             --
                                                     -----------    -----------
    Net loss                                         $  (803,415)   $  (569,247)
                                                     ===========    ===========
Net loss per share                                   $     (0.29)   $     (0.21)
                                                     ===========    ===========
Weighted average shares used in net loss per share     2,739,275      2,734,678
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                                1997           1996
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $  (803,415)   $  (569,247)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation and amortization                                          125,653        435,371
         Compensatory stock option grants                                         8,406           --
         Loss on disposition of property and equipment                             --            7,387
         (Increase) decrease in trade accounts receivable                       243,405       (968,779)
         Decrease in inventories                                                513,607         16,021
         (Increase) decrease in prepaid expenses and other current assets        22,561         (7,183)
         (Increase) decrease in other assets and intangibles                     15,000        (16,025)
         Increase in deferred revenue                                           400,000           --
         Decrease in trade accounts payable and accrued expenses               (914,514)       (74,144)
                                                                            -----------    -----------
              Net cash used by operating activities                            (389,297)    (1,176,599)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (117,329)      (352,337)
     Principal payments received on capital lease receivable                     34,601           --
     Proceeds from sale of property and equipment                                  --          766,025
                                                                            -----------    -----------
     Net cash provided by (used in) investing activities                        (82,728)       413,688
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                            --           (7,606)
     Net advances (payments) on notes payable                                   (19,395)         7,172
     Exercise of employee options                                                17,188           --
     Increase in revolving line of credit                                       436,133        350,000
                                                                            -----------    -----------
     Net cash provided by financing activities                                  433,926        349,566
                                                                            -----------    -----------
     Net decrease in cash                                                       (38,099)      (413,345)
     Cash at beginning of period                                                 38,099        413,345
                                                                            -----------    -----------
     Cash at end of period                                                  $      --      $      --
                                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year. In February 1997, Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material for the first quarters ended March 31, 1997 and March 31, 1996.

(2)      Inventories
         -----------

            Inventories consist of the following:     March 31,    December 31,
                                                        1997           1996
                                                      --------       ----------
            Finished goods                            $329,706       $  804,769
            Work in process                             56,224          100,092
            Raw materials                              481,678          476,354
                                                      --------       ----------
                                                      $867,608       $1,381,215
                                                      ========       ==========

(3)      Manufacturing And Supply Agreement
         ----------------------------------

         In December 1996 the Company outsourced all of its production of non-cord grips to Acushnet Rubber Company. During the first quarter of 1997.
Acushnet experienced startup delays in the production of grips. In light of these difficulties the Company and Acushnet have renegotiated their agreement. In connection with this renegotiation Acushnet has agreed to provide the Company with a credit of $400,000 against future purchases of grips, and additional credits in the event Acushnet fails to meet future production requirements. These credits may be reduced depending upon Acushnet's production beyond specified levels or as a result of the cancellation of stock options granted to Acushnet. Because of the contingent nature of this credit, the Company recorded the credit as deferred revenue.

(4)      Revolving line of credit and term debt
         --------------------------------------

         In February 1997, the Company entered into a new line of credit facility of $1.75 million and term loan of $700,000 with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth requirements, prohibit dividend payments and limit capital expenditures. At March 31, 1997, the Company was not in compliance with its quarterly net income
(loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. The Company obtained an amended bank agreement which waived the existing net income (loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1 million for the quarter ending March 31, 1997 and a cumulative loss of no more than $1.6 million for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the bank's prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of the Company.

(5)      Deferred Income Taxes
         ---------------------

         The Company  accounts  for income  taxes under the asset and  liability
method  of  Statement  of  Financial   Accounting   Standards  (SFAS)  No.  109,
"Accounting for Income Taxes."

         No tax benefit is available in the first quarter of 1997 due to a l00% valuation allowance on a deferred tax asset. This will have the effect of reducing income tax expense in future periods in which the net operating loss carry forwards are realized.

Part I

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K, this Form 10-Q, any other Form 10-Q, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, the Company's cost of raw materials, the competitive environment in which the Company operates, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in the Company's Securities and Exchange Commission filings. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:

                                                    Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                  1997                  1996
                                                  ----                  ----
Net sales                                        100.0%                100.0%
Cost of goods sold                                83.9                  74.3
                                                  ----                  ----
     Gross profit                                 16.1                  25.7
Selling, general and administrative expenses      49.2                  38.4
                                                  ----                  ----
     Loss from operations                        (33.1)                (12.7)
Other income (expense) net                         0.6                  (0.4)
                                                   ---                  -----
     Loss before income tax benefit              (32.5)                (13.1)
Income tax benefit                                (0.0)                 (0.0)
                                                  -----                 -----
     Net loss                                    (32.5)%               (13.1)%
                                                 =======               =======

         Net Sales. Net sales for the three months ended March 31, 1997 (first quarter) were $2.5 million, a decrease of 43.2% over net sales of $4.4 million for the corresponding period in the prior year. The decrease in net sales of $1.9 million for the first quarter of 1997 from the same period of the prior year is primarily attributable to a decrease in grip sales of $1,733,000. This decrease in grip sales is due to a lack of grip production resulting from the transition of the Company's entire grip manufacturing operation to Acushnet Rubber Company ("Acushnet").

         The Company's headwear subsidiary, Roxxi Inc., reported a decrease in sales of $152,000, or 11.4%, for the quarter ended March 31, 1997, as compared to the same period of the prior year. This decrease in net sales is due primarily to reduced production staffing in 1997 as compared to 1996. In the first quarter of 1996, the Company still had two headwear production facilities, the existing Oklahoma City facility and the Tempe plant that was closed in June 1996.

         Gross Profit. Gross profit decreased to $399,000 in the first quarter of 1997 from $1.1 million in the first quarter of 1996. As a percentage of net sales, gross profit decreased to 16.1% from 25.7%. The decline in gross profit and the gross profit percentage primarily was attributable to Acushnet's production delays resulting in significantly lower grip sales than the same quarter last year. The decrease in grip sales caused a major shift in the sales mix that affected the gross profit percentage by decreasing higher margin grip sales as a percentage of the total sales mix. During the first quarter, the margin on headwear sales increased by 6.4 percentage points compared to the same quarter last year due to manufacturing cost reductions and efficiencies. The gross profit on grip sales decreased by 14.3 percentage points compared to the same quarter last year primarily due to a reduction in sales as a result of the transition to Acushnet. Also, the Company incurred significant expenses associated with facilitating the transition such as travel costs for its employees and overnight shipping costs in order to satisfy customer needs.

         During the quarter ended March 31, 1997, the Company and Acushnet renegotiated their agreement in light of Acushnet's production difficulties. In connection with this renegotiation Acushnet has agreed to provide the Company with a credit of $400,000 against future purchases of grips, and additional credits in the event Acushnet fails to meet future production requirements. These credits may be reduced depending upon Acushnet's production beyond specified levels or as a result of the cancellation of stock options granted to Acushnet. Because of the contingent nature of this credit, the Company recorded the credit as deferred revenue.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.2 million in the first quarter of 1997 from $1.7 million in the comparable period of 1996. Selling, general and administrative expenses decreased due to several factors. During 1996, the Company eliminated many administrative and selling employees resulting in a reduction in salaries of $98,000 in the first quarter of 1997 as compared to the same quarter last year. Also, the Company eliminated many of its promotional product giveaways resulting in savings of $144,000. As a result of lower sales caused by the production difficulties, the Company paid $76,000 less in commission in the first quarter of 1997 as compared to the same quarter last year.

         Other Income (Expense). Other income was $16,000 in the first quarter of 1997 compared to other expense of $16,000 in the same period of 1996. The Company recorded $62,430 in interest income primarily related to the capital lease receivable from Acushnet. This interest income has been netted against interest expense of $28,486 on the Company's line of credit and term loan and a $20,000 fee charged in connection with the Company's modified loan covenants. The expense in 1996 resulted primarily from interest expense incurred on a revolving line of credit and a loss on fixed asset dispositions.

Liquidity and Capital Resources

         During the three months ended March 31, 1997, the Company used $389,297 to fund operating activities reflecting a loss and a reduction in trade accounts payable and other accrued expenses. These factors were partially offset by a significant reduction in inventory levels. The Company attributes the reduction in trade accounts payable to the application of the Acushnet credit to payments due Acushnet at March 31, 1997 and the elimination of its grip manufacturing operation thus eliminating purchases of raw material. The inventory levels decreased substantially due to the Company ceasing its grip manufacturing operation in December of 1996. Many of the shipments occurring in the first quarter of 1997 were from inventory produced prior to the transition of manufacturing. As a result of the Acushnet transaction, the Company intends to maintain substantially lower grip inventory levels in future periods as compared to 1996.

         The Company funded its shortfall in cash from borrowings under its line of credit. Borrowings on the Company's line of credit totaled $496,000 at March 31, 1997 as compared to $60,000 at December 31, 1996. On April 30, 1996, the Company had $816,000 drawn on its line of credit of $1.75 million. See Note (4) to the Condensed Consolidated Financial Statements.
Available borrowings on the line at March 31, 1997 were $394,000.

                  Due to Acushnet's start-up delays in the production of grips, the Company's ability to satisfy its new loan covenants has been impaired, which has caused the Company to obtain a waiver of any breaches of such covenants and modification of such covenants in the future. The Company's inability to meet its current or future loan covenants could result in an acceleration of its indebtedness or restrict the Company's access to such loans, which would impair the Company's ability to fund its operations, unless or until the Company secures an alternative source of funding, of which there can be no assurance.

         The Company believes its available borrowings and expected cash flows from operations will satisfy its working capital and capital expenditure requirements for the foreseeable future. However, if operations were to deteriorate, or the Company were unable to borrow under its line of credit, the Company would need to seek alternative sources of financing for its operations. There can be no assurance that such sources would be available.

Part II

Other Information

Item 6.

                (a)      Exhibits - None

                (b) Reports on Form 8k. During the first quarter of the 1997 fiscal year, the Company filed Current Reports on Form 8-k on January 6, 1997, (the "January 8-k") and on February 6, 1997 (the "February 8-k"). On the January 8-k, the Company reported that it had entered into a manufacturing and supply agreement with Acushnet Rubber Company, Inc. On the February 8-k, the Company reported that it had entered into a letter of intent to combine with FM Precision Golf Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          ROYAL GRIP, INC.




Date:    May 14, 1997                     By: /s/ Thomas A. Schneider
                                          --------------------------------
                                          Thomas A. Schneider
                                          Vice President - Finance
                                          (Principal Financial and
                                          Accounting Officer)
                                       14