Form 10QSB
period 1997-06-30
ROYAL GRIP INC
filed 1997-08-15
CIK 910568

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-QSB
                                   (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

         For the transition period from ________________ to __________________

         Commission File Number 0 - 22230

                                ROYAL GRIP, INC.
                                ----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                                                86-0615648
          ------                                                ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)


                          15170 N. Hayden Road, Suite 1
                              Scottsdale, AZ 85260
                                 (602) 627-0200
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

Yes________ No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (August 13, 1997). Common stock, $.001 par value: 2,742,178.

Transitional Small Business Disclosure Format (check one):
Yes         No   x
    -----      -----

--------------------------------------------------------------------------------
                        ROYAL GRIP, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets-                3
                         June 30, 1997 and December 31, 1996

                    Condensed Consolidated Statements of Operations-      4
                         Three Months and Six Months Ended
                         June 30, 1997 and June 30, 1996

                    Condensed Consolidated Statements of Cash Flows-      5
                         Six Months Ended
                         June 30, 1997 and June 30, 1996

                    Notes to Condensed Consolidated Financial Statements  6

          Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10


PART II. OTHER INFORMATION

          Item 6.   None                                                 17

SIGNATURE                                                                18

EXHIBITS

          None

Part I                     ROYAL GRIP, INC. AND SUBSIDIARY
Item 1              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      June 30,      December 31,
                                                                        1997           1996
                                                                    ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $       --      $     38,099
     Trade accounts receivable (net of allowance for doubtful
           accounts of  $450,140 and $549,455 as of June 30, 1997
           and December 31, 1996, respectively)                        1,563,904       1,593,554
     Inventories                                                         784,608       1,381,215
     Current portion of net investment in lease                          223,022         214,506
     Prepaid expenses and other current assets                            60,752         132,557
                                                                    ------------    ------------
     Total current assets                                              2,632,286       3,359,931
                                                                    ------------    ------------

Property and equipment, net                                            1,857,315       1,925,056
Net investment in capital lease, less current portion                  2,793,813       2,907,494
Intangible assets, net                                                   255,177         251,554
Other assets                                                              23,750          51,250
                                                                    ------------    ------------
                                                                    $  7,562,341    $  8,495,285
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                       $    732,027    $     60,000
     Current portion of long-term debt and capital leases                226,500         207,230
     Accounts payable and accrued expenses                             1,147,249       1,928,037
     Supply agreement credits                                            472,393            --
                                                                    ------------    ------------
           Total current liabilities                                   2,578,169       2,195,267
                                                                    ------------    ------------

Long-term debt and capital leases, less current portion                  515,417         671,054
Other liabilities                                                          8,588           8,147

Stockholders' equity:
     Preferred stock, par value $.001 per share
        Authorized 5,000,000 shares; none issued
     Common stock, par value $.001 per share
        Authorized 15,000,000 shares; issued and
        outstanding 2,742,178 shares at June 30, 1997
        and 2,734,678 at December 31, 1996                                 2,742           2,735
  Additional paid-in capital                                          12,630,338      12,592,906
  Accumulated deficit                                                 (8,172,913)     (6,974,824)
                                                                    ------------    ------------
           Total stockholders' equity                                  4,460,167       5,620,817
                                                                    ------------    ------------
                                                                    $  7,562,341    $  8,495,285
                                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                              --------                      --------

                                                         1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
Net sales                                            $ 3,365,417    $ 5,094,490    $ 5,837,100    $ 9,452,111
Cost of goods sold                                     2,312,604      3,953,154      4,385,424      7,192,700
                                                     -----------    -----------    -----------    -----------
    Gross profit                                       1,052,813      1,141,336      1,451,676      2,259,411
Selling, general and administrative expenses           1,185,668      1,703,910      2,403,617      3,375,365
Merger Costs                                             279,861           --          279,861           --
                                                     -----------    -----------    -----------    -----------
    Loss from operations                                (412,716)      (562,574)    (1,231,802)    (1,115,954)
Other income (expenses), net                              18,042        (12,709)        33,713        (28,576)
                                                     -----------    -----------    -----------    -----------
    Loss before income taxes                            (394,674)      (575,283)    (1,198,089)    (1,144,530)
Income taxes                                                --             --             --             --
                                                     -----------    -----------    -----------    -----------
    Net loss                                         $  (394,674)   $  (575,283)   $(1,198,089)   $(1,144,530)
                                                     ===========    ===========    ===========    ===========
Net loss per share                                   $     (0.14)   $     (0.21)   $     (0.44)   $     (0.42)
                                                     ===========    ===========    ===========    ===========
Weighted average shares used in net loss per share     2,740,928      2,734,678      2,740,101      2,734,678
                                                     ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       -------------------
                                                                       1997           1996
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(1,198,089)   $(1,144,530)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
         Depreciation and amortization                                 263,811        835,131
         Compensatory stock option grants                               16,813         14,504
         (Gain) Loss on disposition of property and equipment              (30)        22,175
         (Increase) decrease in trade accounts receivable               29,650     (1,048,856)
         Decrease in income tax refund receivable                         --          101,139
         Decrease in inventories                                       596,607        252,337
         Decrease in prepaid expenses and other current assets          71,805         97,575
         (Increase) decrease in other assets and intangibles            16,341        (21,354)
         Increase in supply agreement credits                          472,393           --
         Decrease in trade accounts payable and accrued expenses      (780,788)       (45,634)
                                                                   -----------    -----------
              Net cash used by operating activities                   (511,487)      (937,513)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (188,534)      (578,075)
     Principal payments received on capital lease receivable           105,165           --
     Proceeds from sale of property and equipment                           30        788,919
                                                                   -----------    -----------
     Net cash provided by (used in) investing activities               (83,339)       210,844
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital lease obligations                   --          (15,161)
     Net payments on notes payable                                    (136,367)       (65,528)
     Exercise of employee options                                       20,626           --
     Increase in revolving line of credit                              672,027        425,000
     Increase in other liabilities                                         441           --
                                                                   -----------    -----------
     Net cash provided by financing activities                         556,727        344,311
                                                                   -----------    -----------
     Net decrease in cash                                              (38,099)      (382,358)
     Cash at beginning of period                                        38,099        413,345
                                                                   -----------    -----------
     Cash at end of period                                         $      --      $    30,987
                                                                   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         ROYAL GRIP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements include all adjustments (of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year. In February 1997, Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material for the three and six months ended June 30, 1997 and June 30, 1996.

(2)      Inventories
         -----------

         Inventories consist of the following:

                                                  June 30,         December 31,
                                                    1997               1996
                                                 ----------         ----------
Finished goods                                   $  219,186         $  804,769
Work in process                                     102,634            100,092
Raw materials                                       462,788            476,354
                                                 ----------         ----------
                                                 $  784,608         $1,381,215
                                                 ==========         ==========

(3)      Manufacturing and Supply Agreement
         ----------------------------------

                  In December 1996, the Company outsourced all of its production of non-cord grips to Acushnet Rubber Company. During the first quarter of 1997, Acushnet experienced startup delays in the production of grips. In light of these difficulties, the Company and Acushnet renogotiated their agreement. In connection with this renegotiation, Acushnet agreed to provide the Company with a credit of $400,000 against future purchases of grips, to be applied against current accounts payable due to Acushnet, and additional credits in the event Acushnet fails to meet future production requirements. These credits may be reduced, during 1997 only, depending upon Acushnet's production beyond levels specified in the amendment to the Manufacturing and Supply Agreement, but only to the extent that the Company orders grips above such specified levels. The credits may also be reduced as a result of the cancellation of stock options granted to Acushnet. Because of the contingent nature of this credit, the Company recorded this amount as a liability under the Supply Agreement Credits line item and a reduction in accounts payable to Acushnet. The Company intends to recognize these credits as a reduction in cost of sales when it becomes probable and estimable that Acushnet will not be able to earn back the credits by either increasing its production or by virtue of a reduction in the Company's orders below levels specified in the amendment. At June 30, 1997, the Company has not recorded any of the credits as a reduction of cost of sales as Acushnet can still earn back the credits and such amounts, if earned back, are payable in cash.

         During the quarter ended June 30, 1997, the Company recorded an additional $72,000 of credits related to Acushnet's production shortfalls. The total credit recorded as a liability at June 30, 1997 is approximately $472,000.

(4)      Revolving line of credit and term debt
         --------------------------------------

         In February 1997, the Company entered into a new line of credit facility of $1.75 million and term loan of $700,000 with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth requirements, prohibit dividend payments and limit capital expenditures. At March 31, 1997, the Company was not in compliance with its quarterly net income
(loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. In April 1997, the Company obtained an amended bank agreement which waived the existing net income
(loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1 million for the quarter ending March 31, 1997 and a cumulative loss of no more than $1.6 million for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the bank's prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of the Company. The Company was in compliance with the amended debt covenants at June 30, 1997. At June 30, 1997, the Company believes that it is probable that the Company will comply with the debt covenants at the measurement dates over the next twelve months; therefore, the long-term portion of the Company's term loan is classified as non-current in the balance sheet.

(5)      Merger
         ------

         In May 1997, the Company entered into a definitive merger agreement with FM Precision Golf Corp. During the quarter ended June 30, 1997, the Company expensed $280,000 in investment banking, legal and accounting fees related to this transaction. The Company will also record merger costs of approximately $400,000 (which approximates its fair value) for warrants to be issued to its investment banker upon consummation of the merger. There can be no assurances as to whether the merger will occur, or if it occurs, whether the ultimate terms of the merger will be the same as those currently anticipated.

(6)      Deferred Income Taxes
         ---------------------

         The Company  accounts  for income  taxes under the asset and  liability
method  of  Statement  of  Financial   Accounting   Standards  (SFAS)  No.  109,
"Accounting for Income Taxes."

         No tax benefit is available in the second quarter of 1997 due to a l00% valuation allowance on a deferred tax asset. The Company recorded this valuation allowance because it believed that it is more likely than not that the deferred tax assets will not be realized.

Part I

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Company's Form 10-K, this Form 10-Q, any other Form 10-Q, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, uncertainties relating to economic conditions, customer plans and commitments, the Company's cost of raw materials, the competitive environment in which the Company operates, and changes in the financial markets relating to the Company's capital structure and cost of capital. Statements in this Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's statements of operations:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                          June 30,
                                                                  ---------                         --------
                                                             1997           1996               1997            1996
                                                             ----           ----               ----            ----
Net sales                                                    100.0%         100.0%           100.0%            100.0%
Cost of goods sold                                            68.7           77.6             75.1              76.1
                                                              ----           ----             ----              ----
        Gross profit                                          31.3           22.4             24.9              23.9
Selling, general and administrative expenses                  35.2           33.4             41.2              35.7
Merger Costs                                                   8.3            0.0              4.8               0.0
                                                              ----           ----             ----              ----
        Loss from operations                                 (12.2)         (11.0)           (21.1)            (11.8)
Other income (expenses) net                                    0.5           (0.3)             0.6              (0.3)
                                                              ----           ----             ----              ----
        Loss before income taxes                             (11.7)         (11.3)           (20.5)            (12.1)
Income taxes                                                   0.0            0.0              0.0               0.0
                                                              ----           ----             ----              ----
        Net loss                                             (11.7)%        (11.3)%          (20.5)%           (12.1)%
                                                             =======        =======          =======           =======

         Net Sales. Net sales for the three months ended June 30, 1997 (second quarter) were $3.4 million, a decrease of 33.3% over net sales of $5.1 million for the corresponding period in the prior year. For the six months ended June 30, 1997, net sales were $5.8 million, a decrease of 39.0% over net sales of $9.5 million. The decrease in net sales of $1.7 million and $3.7 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods of the prior year is primarily attributable to a decrease in grip sales of $1.5 million and $3.4 million, respectively. The Company's grip sales for the three and six months ended June 30, 1997 of $2.1 million and $3.3 million compared to $3.6 million and $6.7 million, respectively, for the corresponding periods in 1996. This decrease in grip sales is due to a lack of grip production resulting from the transition of the Company's entire non-cord grip manufacturing operation to Acushnet Rubber Company ("Acushnet").

         The Company's headwear subsidiary, Roxxi Inc., reported a decrease in sales of $181,000, or 12.1%, for the quarter ended June 30, 1997, as compared to the same period of the prior year. For the six months ended June 30, 1997, net sales of headwear have decreased $333,000 or 11.9%. These decreases in net sales are due primarily to a reduction in production staffing in 1997 as compared to 1996. In the first two quarters of 1996, the Company still had two headwear production facilities, the existing Oklahoma City facility and the Tempe plant that was closed in June 1996.

         Roxxi accounted for $1.3 million, or 38.2%, and $2.5 million, or 43.1%, of the Company's total net sales for the three and six months ended June 30, 1997 as compared to $1.5 million or 29.4%, and $2.8 million or 29.5%, for the corresponding periods in 1996.

         Gross Profit. Gross profit for the quarter ended June 30, 1997 was $1.1 million, or 31.3% of sales, compared to $1.1 million, or 22.4% of sales, for the corresponding quarter in 1996. For the six months ended June 30, 1997, gross profit was $1.5 million, or 24.9% of sales, as compared to $2.3 million, or 23.9% of net sales, for the same period in 1996. The decline in gross profit of $808,000 for the six months ended June 30, 1997 was primarily attributable to Acushnet's production delays resulting in significantly lower grip sales as compared to the same period in 1996. In connection therewith, the Company incurred significant expenses associated with facilitating the transition such as travel costs for its employees and overnight shipping costs in order to satisfy customer needs. The decrease in grip sales resulted in a reduction of higher-margin grip sales as a percentage of the total sales mix. The increase in the gross profit percentage for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, is primarily the result of the improvement in the gross profit percentage for Roxxi. For the three and six months ended June 30, 1997, Roxxi reported a gross profit of $312,000, or 24.0%, and $447,000, or 17.9%, respectively, of Roxxi's net sales as compared to losses on gross profit of ($121,000) or (8.1%) and ($56,000) or (2.0%) for the
corresponding periods of 1996. This improvement in gross profit is the result of closing the Tempe headwear facility in June of 1996, further elimination of manufacturing overhead and improved production processes.

         The gross profit on grip sales was $741,000, or 35.3%, and $1.0 million, or 30.3%, of total grip sales for the three and six months ended June 30, 1997, respectively, as compared to $1.2 million, or 33.3%, and $2.4 million, or 35.8%, for the same periods in 1996. The improvement in the gross profit percentage for the three months ended June 30, 1997 is primarily the result of the lower cost fixed pricing structure.

         During the quarter ended March 31, 1997, the Company and Acushnet renegotiated their agreement in light of Acushnet's production difficulties. In connection with this renegotiation, Acushnet agreed to provide the Company with a credit of $400,000 against future purchases of grips, and additional credits in the event Acushnet fails to meet future production requirements. During the quarter ended June 30, 1997, the Company recorded an additional $72,000 of credits related to additional Acushnet production shortfalls. These credits may be reduced depending upon Acushnet's production beyond levels specified in the amendment to the Manufacturing and Supply Agreement or as a result of the cancellation of stock options granted to Acushnet. These credits may be reduced only to the extent that the Company orders grips above such specified levels. Because of the contingent nature of the $472,000 credit, the Company recorded the credit as a liability under the Supply Agreement Credits line item and a reduction in accounts payable due Acushnet. The Company reduces its current payment of invoices to Acushnet by the amount of such credits when issued. The Company intends to recognize these credits as a reduction in cost of sales when it becomes probable and estimable that Acushnet will not be able to earn back the credits by either increasing its production or by virtue of a reduction in the Company's orders below levels specified in the Amendment. At June 30, 1997, the Company has not recorded any of the credits as a reduction in cost of sales as Acushnet can still earn back the credits and such amounts, if earned back, are payable in cash.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.2 million and $2.4 million in the three and six months ended June 30, 1997, respectively, as compared to $1.7 million and $3.4 million in the comparable periods of 1996. Selling, general and administrative expenses decreased due to several factors. During the second and third quarters of 1996, the Company eliminated many administrative and selling employees resulting in a reduction in salaries of $99,000 and $197,000 for the three and six months ended June 30, 1997 as compared to the same periods of 1996. As a result of lower sales caused by the production difficulties at Acushnet and reduced headwear production as a result of the elimination of the headwear production facility in Tempe, the Company paid $107,000 and $184,000 less in commission for the three and six months ended June 30, 1997 as compared to the same periods last year. The Company has also improved its collection procedures which has resulted in a reduction of bad debt expense of $69,000 and $104,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The Company also has reduced many of its selling expenses related to the advertising and promotion of its products.

         Merger Costs. In May 1997, the Company entered into a definitive merger agreement with FM Precision Golf Corp. During the quarter ended June 30, 1997, the Company expensed $280,000 in investment banking, legal and accounting fees related to this transaction. The Company will also record merger costs of approximately $400,000 (which approximates its fair value) for warrants to be issued to its investment banker upon consummation of the merger.

         Other Income (Expense). Other income was $18,000 in the second quarter of 1997 compared to other expense of $13,000 in the same period of 1996. For the six months ended June 30, 1997, the Company recorded other income of $34,000 compared to other expense of $29,000 in the same period of 1996. These differences are primarily due to recording interest income of $60,000 and $122,000 related to the capital lease receivable from Acushnet. For the same periods, this interest income has been netted against interest expense of $45,000 and $73,000 that was incurred on the Company's line of credit and term loan. The expense in 1996 resulted primarily from interest expense incurred on a revolving line of credit and a loss on fixed asset dispositions.

         Deferred Income Taxes. The Company accounts for income taxes under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

         No tax benefit is available in the first two quarters of 1997 due to a 100% valuation allowance on a deferred tax asset. The Company recorded this valuation allowance because it believed that it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Company used $511,000 to fund operating activities as a result of a net loss of $1,198,000 and a reduction in trade accounts payable and other accrued expenses of $780,000. These factors were partially offset by a significant reduction in inventory of $597,000 and an increase in supply agreement credits of $472,000. The Company attributes the reduction in trade accounts payable to the application of Acushnet credits to payments due Acushnet and the elimination of its grip manufacturing operation thus eliminating purchases of raw material. The inventory levels decreased substantially due to the Company ceasing its grip manufacturing operation. Many of the grip shipments occurring in the first six months of 1997 were from inventory produced prior to the transition of manufacturing to Acushnet. As a result of the Acushnet transaction, the Company intends to maintain substantially lower grip inventory levels in future periods as compared to 1996.

         The Company funded its shortfall in cash from borrowings under its line of credit. Borrowings on the Company's line of credit totaled $732,000 at June 30, 1997. On July 31, 1997, the Company had $490,000 drawn on its line of credit of $1.75 million. See Note (4) to the Condensed Consolidated Financial Statements. Available borrowings on the line of credit at June 30, 1997 were $546,000.

         During the six months ended June 30, 1997, RG used $83,000 to fund investing activities consisting of $188,000 of purchases of property and equipment offset by $105,000 of payments received on the capital lease receivable. RG estimates that its capital expenditures for 1997 will be approximately $500,000.

         In February 1997, the Company entered into a new line of credit facility of $1.75 million and term loan of $700,000 with a commercial bank. These credit arrangements mature on February 10, 2000 and contain net worth requirements, prohibit dividend payments and limit capital expenditures. At March 31, 1997, the Company was not in compliance with its quarterly net income
(loss), debt service, and net worth debt covenants and anticipated not meeting many of its quarterly and monthly covenants during 1997. In April 1997, the Company obtained an amended bank agreement which waived the existing net income
(loss), debt service, and net worth covenant defaults and amended the debt agreement whereby the net income (loss) limits have been modified to a loss of no more than $1 million for the quarter ending March 31, 1997 and a cumulative loss of no more than $1.6 million for the quarter ending June 30, 1997, and for each month thereafter in 1997. The agreement amended the net worth covenants to correlate with the net loss covenants above. The quarterly debt service and monthly loss limit covenants were waived by the bank for 1997. In addition, the interest rate was amended to the bank's prime rate plus 3.0 percent effective April 1, 1997, subject to change based on the operating results of the Company. The Company was in compliance with the amended debt covenants at June 30, 1997. At June 30, 1997, the Company believes that it is probable that the Company will comply with the debt covenants at the measurement dates over the next twelve months; therefore, the long-term portion of the Company's term loan is classified as non-current in the balance sheet.

         The Company's inability to meet its current or future loan covenants could result in an acceleration of its indebtedness or restrict the Company's access to such loans, which would impair the Company's ability to fund its operations, unless or until the Company secures an alternative source of funding, of which there can be no assurance.

         The Company believes its available borrowings and expected cash flows from operations will satisfy its working capital and capital expenditure requirements for the foreseeable future. However, if operations were to deteriorate, or the Company were unable to borrow under its line of credit, the Company would need to seek alternative sources of financing for its operations. There can be no assurance that such sources would be available on terms and conditions favorable or acceptable to the Company, if at all.

Part II

Other Information

Item 6.

  (a)     Exhibits

Exhibit
Number        Description of Exhibit
------        ----------------------

  2       Agreement  and  Plan  of  Merger        Incorporated  by  reference to
          dated as of May 14,  1997  among        Annex  I   of   the  Form  S-4
          Company, FM Precision Golf Corp.        Proxy/Registration   Statement
          and FMPSUB, INC.                        of  Company  and  FM Precision
                                                  Golf Corp., No. 333-28841.

 27       Financial Data Schedule                 Filed herewith


  (b) Reports on Form 8-K. During the second quarter of the 1997 fiscal year, the Company filed one Current Report on Form 8-K on May 27, 1997, wherein the Company reported that it had executed a definitive agreement to combine with FM Precision Golf Corp.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          ROYAL GRIP, INC.




Date:    August 15, 1997           By:    /s/ Thomas A. Schneider
                                      --------------------------------
                                          Thomas A. Schneider
                                          Vice President - Finance
                                          (Principal Financial and
                                          Accounting Officer)
                                       17